Form 10-Q
period 1995-03-31
CANNON EXPRESS INC
filed 1995-05-12
CIK 801558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1995

Commission File #33-8618-FW


                              CANNON EXPRESS, INC.
(Exact name of registrant as specified in its charter.)



     Delaware                                    71-0650141
State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)


1457 Robinson, P.O. Box 364, Springdale, Arkansas      72765
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:
(501) 751-9209


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.       Yes  [X]     NO


Number of shares of $.01 par value common stock outstanding at April 30, 1995:
Class A - 2,156,352
Class B - 2,156,352


























                                     PART 1.

                    ITEM 1. Financial Statements (Unaudited)

                      Cannon Express, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                       March 31      June 30
                                                         1995          1994
                                                     ------------------------
                                                      (Unaudited)     (Note)
Assets
Current assets:
  Cash and cash equivalents                          $ 9,164,725  $ 8,398,287
  Marketable securities, net of allowance              1,900,244    1,574,473
  Receivables, less allowance for doubtful accounts
    (March 31, 1995-$134,610; June 30, 1994-$117,447):
     Trade                                             8,255,404    6,203,059
      Other                                              218,201      550,869
  Prepaid expenses and supplies                        2,116,556    1,208,270
  Deferred income taxes                                  413,032      614,878
                                                      ----------  -----------
Total current assets                                  22,068,162    8,549,836
                                                      ----------  -----------
Property and equipment:
   Land, buildings and improvements                    1,140,858    1,139,509
   Revenue equipment                                  53,983,376   35,911,766
   Service, office and other equipment                 2,168,951    2,034,616
                                                      ----------  -----------
                                                      57,293,185   39,085,891
   Less allowances for depreciation                  (13,955,293) (14,625,301)
                                                      ----------  -----------
                                                      43,337,892   24,460,590
Other assets:                                         ----------  -----------
   Receivable from stockholders                           23,406       23,406
   Restricted cash                                       812,423      901,575
   Other                                                 434,408      995,711
                                                      ----------  -----------
Total other assets                                     1,270,237    1,920,692

                                                     $66,676,291  $44,931,118


Note: The balance sheet at June 30, 1994 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.



















                                    Cannon Express, Inc. And Subsidiaries

                                            Consolidated Balance Sheets

                                                       March 31      June 30
                                                         1995          1994
                                                    -----------  -----------
                                                     (Unaudited)      (Note)
Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable                           $    596,629    $ 529,468
    Accrued expenses:
     Insurance reserves                                1,133,487      891,947
     Other                                             1,669,379      809,036
    Federal and state income taxes                     1,972,979      316,368
    Current portion of long-term debt                  8,375,052    7,395,054
                                                     -----------  -----------
Total current liabilities                             13,608,037    9,941,873

Long-term debt, less current portion                  25,524,928   12,953,675
Deferred income taxes                                  4,369,673    4,113,031

Stockholders' equity:
   Class A common stock: $.01 par value; authorized
     10,000,000 shares; issued 2,214,477 shares           22,145      22,145
   Class B common stock: $.01 par value; authorized
     10,000,000 shares; issued 2,214,477 shares           22,145      22,145
   Additional paid-in capital                          3,511,376   3,511,376
   Retained earnings                                  20,094,228  15,164,892
   Unrealized holding losses on marketable
   securities, net of income tax benefits               (243,955)   (426,244)
                                                      ----------  ----------
                                                      23,405,939  18,294,314
   Less treasury stock, at cost (116,250 shares)         371,775     371,775
                                                      ----------  ----------
                                                      23,034,164  17,922,539
                                                      ----------  ----------
                                                     $66,676,291 $44,931,118


Note: The balance sheet at June 30, 1994 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.



















                      Cannon Express, Inc. And Subsidiaries

             Consolidated Statements of Income and Retained Earnings

                                    Three Months Ended Nine Months Ended
                                        March 31            March 31
                                    1995     1994      1995      1994
(Unaudited)                             (Unaudited)

Operating revenue               $20,401,630 $14,295,889 $58,498,399 $43,410,409

Operating expenses and costs:
  Salaries, wages and
    fringe benefits               6,388,170   4,337,222  17,887,514  13,145,930
  Operating supplies and expenses 5,760,578   4,295,346   6,151,310  13,141,118
  Insurance, taxes and licenses   1,940,414   1,500,571   5,383,174   4,015,429
  Depreciation and amortization   2,063,273   1,318,592   5,469,577   3,947,452
  Rents and purchased
    transportation                1,165,770     806,307   3,213,745   1,784,544
  Other                             335,775     280,266     943,830     954,187
                                 ----------  ----------  ----------  ----------
                                 17,653,980  12,538,304  49,049,150  36,988,660
                                 ----------  ----------  ----------  ----------
Operating income                  2,747,650   1,757,585   9,449,249   6,421,749

Other income
  Loss on securities sales                -    (253,820)          -    (106,938)
  Other                             109,880      34,641     131,038     112,492
                                 ----------  ----------  ----------  ----------
                                    109,880    (219,179)    131,038       5,554

Interest expense                    624,982     313,859   1,565,951   1,050,001
                                 ----------  ----------  ----------  ----------
Income before income taxes        2,232,548   1,224,547   8,014,336   5,377,302

Federal and state income taxes
  Current                           705,000     301,443   2,770,000   1,520,669
  Deferred                          183,000     220,153     315,000     764,685
                                 ----------  ----------  ----------  ----------
                                    888,000     521,596   3,085,000   2,285,354
                                 ----------  ----------  ----------  ----------
Net income                        1,344,548     702,951   4,929,336   3,091,948

Retained earnings at
  beginning of period            18,749,680  13,319,722  15,164,892  10,930,725
Retained earnings at             ----------  ----------  ----------  ----------
  end of period                 $20,094,228 $14,022,673 $20,094,228 $14,022,673
                                 ----------  ----------  ----------  ----------
Earnings per share:
Net income per share (Note B)        $0.30        $0.16       $1.11      $0.70
                                     -----        -----       -----      -----
Average shares outstanding       4,445,810    4,425,554   4,440,725  4,393,783

See notes to consolidated financial statements.











                      Cannon Express, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                   Nine Months Ended
                                                         March 31
                                                    1995              1994
                                                   --------------------------
(Unaudited)
Operating activities
Net income                                         $ 4,929,336    $ 3,091,948
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                     5,469,577      3,947,452
   Provision for losses on accounts receivable          17,163         25,900
   Provision for deferred income taxes                 315,000        764,685
   Provision for losses on marketable securities             -        135,388
   (Gain) loss on disposal of assets                    30,170        (25,692)
   Gain on sale of marketable securities                     -        (28,450)
   Changes in operating assets and liabilities:
      Accounts receivable                           (1,736,840)    (2,278,702)
      Prepaid expenses and supplies                   (908,286)      (674,202)
      Accounts payable, accrued expenses,
         taxes payable, and other liabilities        2,825,661        350,102
      Other assets                                     538,053        107,325
                                                    ----------     ----------
Net cash provided by operating activities           11,479,834      5,415,754
                                                    ----------     ----------
Investing activities
Purchases of property and equipment                (16,989,379)    (2,367,016)
Proceeds from sale of restricted investments                 -          7,308
Purchases of marketable securities                           -     (1,864,256)
Proceeds from sales of marketable securities                 -      1,129,503
Proceeds from maturities of restricted investments     100,000              -
Purchases of restricted investments                    (10,848)             -
Proceeds from the sale of equipment                  3,927,112        150,010
                                                    ----------     ----------
Net cash used in investing activities              (12,973,115)    (2,944,451)
                                                    ----------     ----------

Financing activities
Proceeds from long-term borrowing                    9,920,035      1,949,800
Proceeds from exercise of stock options                      -        159,493
Principal payments on long-term debt and
   capital lease obligations                        (7,660,316)    (3,299,085)
                                                    ----------     ----------
Net cash provided by (used in) financing activities  2,259,719     (1,189,792)
                                                    ----------     ----------
Increase in cash and cash equivalents                  766,438      1,281,511
Cash and cash equivalents at beginning of period     8,398,287      5,374,867
                                                    ----------     ----------
Cash and cash equivalents at end of period         $ 9,164,725    $ 6,656,378

See notes to consolidated financial statements.














                          Notes to Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1995. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Form 10 - K for the year ended June 30, 1994.


Note B - Net Income Per Share


                                        Three Months Ended Nine Months Ended
                                          March 31               March 31
                                       1995      1994        1995       1994
                                       -----------------   --------------------
                                          (Unaudited)           (Unaudited)

Average number of common
  shares outstanding               4,312,704   4,290,372   4,312,704   4,284,593
Net effect of dilutive
  stock warrants and options         133,106     135,182     128,021     109,190
                                   ---------   ---------   ---------   ---------
Average shares outstanding         4,445,810   4,425,554   4,440,725   4,393,783
                                   ---------   ---------   ---------   ---------
Net income for the period         $1,344,548  $  702,951  $4,929,336  $3,091,948

Per share                               $.30        $.16       $1.11        $.70


























ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Third Quarter

Operating revenue for the third quarter of fiscal 1995 ended March 31, 1995 increased to $20,401,630 from $14,295,889 representing an increase of $6,105,741 or 42.7% over the comparable period in fiscal 1994. The Company's fleet expanded from 519 trucks at March 31, 1994 to 678 trucks at March 31, 1995.
The increase in operating revenue over the same period of fiscal 1994 is primarily attributable to the increased number of shipments transported by the Company's larger fleet of trucks and trailers.

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, increased as a percentage of revenue to 31.3% in fiscal 1995 from 30.3% in fiscal 1994. The Company afforded its drivers a two-cent per-mile increase in pay in April of 1994, and implemented a five-cent per-mile performance bonus program in July of 1994. Company drivers were awarded approximately $470,000 in bonuses for the three-month period ended March 31, 1995. These higher per-mile costs were substantially passed through to the Company's customers in the form of rate increases. The Company expects that competition for drivers will continue and that future pay increases may be necessary to attract and retain qualified drivers to operate its trucks.

Operating supplies and expenses, as a percentage of revenue, decreased to 28.2% in fiscal 1995 from 30.0% in fiscal 1994, due chiefly to increased fuel efficiency and decreased maintenance costs of the new trucks. Insurance, taxes, and licenses decreased to 9.5% of revenue in fiscal 1995 from 10.5% in fiscal 1994 due to the occurrence of slightly-higher per-mile revenues during fiscal 1995. Depreciation and amortization increased to 10.1% of revenue in fiscal 1995 from 9.2% in the same period of fiscal 1994 due to new equipment additions. Rents and purchased transportation increased slightly to 5.7% of revenue in fiscal 1995 from 5.6% in fiscal 1994 due to increased payments to outside carriers for local pickup and delivery.

The Company's operating ratio, due to the changes discussed above, improved slightly to 86.5% in the third quarter of fiscal 1995 from 87.7% for the comparable quarter of fiscal 1994.

Interest expense increased to 3.1% of revenue in the third quarter of fiscal 1995 from 2.2% recorded in the third quarter of fiscal 1994, due to higher interest rates on new loans and capital leases incurred as a result of the expansion of the Company's fleet.

The Company's effective tax rate decreased to 39.8% of pre-tax net income for the third quarter of fiscal 1995 from 42.6% in the third quarter of fiscal 1994. This decrease was due to a change in the method by which the Company deals with the deductibility of meals allowances for its drivers. That non-deductible portion of driver compensation which had previously been reported as a per-diem allowance is now included in taxable income to the driver. However, the pay increase mentioned above was intended to offset the drivers' increased tax liability.


Net income for the third quarter of fiscal 1995 ended March 31, 1995 was $1,344,548 ($.30 per share) compared to $702,951 ($.16 per share) during the comparable period of fiscal 1994, an increase of $641,597 or 91% for the period.








Results of Operations -- Nine Month Period

Operating revenue for the first nine months of fiscal 1995 ended March 31, 1995 increased to $58,498,399 from $43,410,409 representing an increase of $15,087,990 or 34.8% over the comparable period of fiscal 1994. As in the three-month period, the increase in operating revenue over the same period of fiscal 1994 is primarily attributable to the increased number of shipments transported by the Company's larger fleet of trucks and trailers. Operating income increased to $9,449,249 in the nine months ended March 31, 1995 from $6,421,749 during the comparable period of fiscal 1994, an increase of 47.1%. Salaries, wages, and fringe benefits increased slightly to 30.6% of revenues in the nine-month period of fiscal 1995 from 30.3% in the nine-month period of fiscal 1994. As in the three-month period, higher driver wages were substantially offset by rate increases to the Company's customers. Operating supplies and expenses decreased to 27.6% of revenue in fiscal 1995 from 30.3% in fiscal 1994. Fuel and maintenance costs both decreased as a percentage of revenue due to operating efficiencies associated with new trucks. Insurance, taxes, and licenses remained static at 9.2% of revenue in fiscal 1995 and 1994. Depreciation and amortization increased slightly to 9.3% of revenue in fiscal 1995 from 9.1% in the same quarter of fiscal 1994.

Rents and purchased transporation increased to 5.5% in the first nine months of fiscal 1995 from 4.1% during the comparable period of fiscal 1994 due to short-term trailer rentals and increased payments to outside carriers for local pickup and delivery. Other expenses decreased to 1.6% of revenue in the first nine months of fiscal 1995 from 2.2% during the same period of fiscal 1994. As in the three-month period ended March 31, 1995 interest expense increased to 2.7% of revenue as compared to 2.4% experienced during the same nine-month period of fiscal 1994.

The Company's effective tax rate decreased to 38.5% of pre-tax net income in the nine-month period of fiscal 1995 from 42.5% in the comparable period of fiscal 1994 due to the changes in drivers' per-diem allowances.

Net income for the first nine months of fiscal 1995 ended March 31, 1995 was $4,929,336 ($1.11 per share) compared to $3,091,948 ($.70 per share) during the comparable period of fiscal 1994, an increase of $1,837,388 or 59.4% for the nine-month period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Although diesel fuel costs have remained relatively stable for fiscal year 1995, the price of fuel fluctuates due to market influences around the globe. Historically, increased fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. However, it is unknown if market conditions would allow future rate increases or fuel surcharges to cover additional costs. Future cost increases or shortages of fuel could effect the Company's future profitability.

Liquidity and Capital Resources

Net cash provided by operating activities was $11,479,834 for the first nine months of fiscal 1995. The Company's working capital at March 31, 1995 was $8.3 million compared to $8.6 million at June 30, 1994. Working capital needs have been met from cash generated from operations. Management believes that the Company's working capital is sufficient for its short-term needs. However, to the extent that revenues are insufficient for such needs, the Company may be required to rely on additional borrowings or equity offerings to meet its working capital needs.







During the third quarter of fiscal 1995, the Company purchased 101 trailers and 79 trucks for cash. The Company intends to negotiate long-term finance arrangements for this new equipment during the fourth quarter of 1995. At March 31, 1995 the Company had entered into agreements to purchase approximately 320 trucks and 1,100 trailers with deliveries scheduled through November of 1995. The Company will trade in or sell approximately 140 older trucks, making a net addition to the Company's fleet of approximately 180 trucks. These acquisitions, approximating $36 million, are to be financed through long-term debt or lease agreements, the terms of which have yet to be determined. Management believes that net revenues derived from the operation of this new equipment will be sufficient to meet the debt or lease payment obligations related thereto.

Management of the Company believes that it will be able to continue to expand its fleet. Management anticipates that revenues generated from the operation of such an expanded fleet will be sufficient to amortize obligations related to such expansion. However, to the extent that such revenues are insufficient for such purposes, the Company may be required to rely on additional borrowings or equity offerings to meet its capital asset needs.

PART II   OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K

No reports on form 8-K were filed during the three months ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              CANNON EXPRESS, INC.
                                  (Registrant)



May 12, 1995                        Dean G.  Cannon
Date                                Dean G. Cannon
                                    President, Chairman of the Board,
                                    Chief Executive officer and Chief
                                    Accounting Officer



May 12, 1995                        Rose Marie Cannon
Date                                Rose Marie Cannon
                                    Secretary, Treasurer and Director