Form 10-K
period 1995-06-30
CANNON EXPRESS INC
filed 1995-09-28
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended June 30, 1995
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO_________

                          Commission File No. 0-16386

                              CANNON EXPRESS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                           71-0650141
        (State  or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation  or organization)

          1457  E. Robinson                    72764
          P. O. Box 364                       (Zip Code)
          Springdale, Arkansas
                    (Address of principal executive offices)

Registrant's telephone number, including Area Code:  (501) 751-9209

Securities Registered Pursuant to Section 12(b) of the Act:

                              None

Securities Registered Pursuant to Section 12(g) of the Act:

              Class A Common Stock, $.01 par value
              Class B Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K  Yes  X    No

Aggregate market value of voting stock held by non-affiliates of the registrant at September 21, 1995: $10,579,736.

Number of shares of common stock outstanding at September 21, 1995:
                                        Class A - 2,161,352
                                        Class B - 2,166,352

Documents incorporated by reference: Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 21, 1995.









Part I

Item 1.  Business

Cannon Express, Inc. (the "Company" or "Registrant") is an irregular route, truckload carrier with headquarters in North-west Arkansas, transporting a wide range of general commodities in the United States pursuant to nationwide operating authorities granted by the Interstate Commerce Commission, ("ICC") and in Canada through operating authorities granted by the Canadian provinces. At June 30, 1995, the Company operated a fleet of 712 tractors and 1,598 trailers, and employed 896 people, none of whom is represented by a collective bargaining agreement.

Marketing and Customers

The Company's marketing strategy is to be one of a select group of carriers serving financially sound customers who provide shipments to and from locations within the Company's operating area. The Company's sales effort is carried out primarily by its telemarketing staff consisting of salespersons who solicit new customers and customer coordinators who arrange shipments for existing customers.

The Company publishes its own freight rates instead of using rates published for a group of carriers by freight rate publishing bureaus. This practice permits pricing that is responsive to changing market conditions as well as to a particular customer's needs. In conjunction with the Company's ICC published rates, most arrangements for transportation are made in the form of contracts with customers, which are not published.

During the fiscal year ended June 30, 1995, Wal-Mart Stores, Inc. ("Wal-Mart") accounted for 41.3% and International Paper, Inc. accounted for 17.5% of the Company's operating revenue. During the fiscal years ended June 30, 1994 and 1993, Wal-Mart accounted for 38.5% and 25.7%, respectively, and International Paper accounted for 20.1% and 22.5%, respectively, of operating revenue. The Company does not have long-term contracts with its customers, and, accordingly, there is no assurance that the current volume of business from these major customers will continue. Management believes that the sudden loss of a significant customer could have a material adverse affect on revenue, equipment utilization and operating efficiencies.

The principal types of freight transported by the Company include: retail and wholesale goods primarily for discount merchandisers, automotive supplies and parts, non-perishable food products, and paper goods.

Operations

A customer's initial contact with the Company is through one of the Company's salespersons. This initial contact will involve computerized collection of information regarding the customer's financial condition and its payment history together with information on its loads, including the volume of freight to be delivered, the origins and destinations of shipments, the schedule in which such shipments are to be made and any special needs. Once this information has been collected, the Company and the shipper will negotiate and agree upon the shipment rates.












One of the Company's customer coordinators is then assigned to the shipper's account. Customer coordinators are assigned to a specific region of the United States and are responsible for matching a shipper's load with a truck located within the customer coordinator's assigned region. The customer coordinator then assigns a shipment to a dispatcher.

Dispatchers are responsible for conveying shipment information to assigned drivers. Dispatchers and drivers communicate with one another either by telephone as the driver makes routine stops in transit, or, through the use of a special credit card, by means of an inter-computer linkage between the Company and a fuel billing network. This linkage also enables the dispatcher to monitor the progress of a particular shipment. At the shipment's origin, the driver notifies the dispatcher when the shipment has been loaded and then proceeds to the shipment's destination. When the shipment has reached its destination, the driver is assigned another shipment by the dispatcher.

Once documents (such as driver's log, bill of lading, fuel tickets) have been received by the Company, they are examined by the fuel and safety departments and then by the billing department, which verifies shipment and billing information previously entered into the computer by operations personnel. Computer-generated bills are typically sent to the customer on the same day shipment documents are received.

Through the use of its computer system, complimentary software and inter-computer linkage with a fuel billing network, the Company monitors and coordinates routes and shipments. This system also enables dispatchers and customer coordinators to instantaneously send and receive shipment information. The computer system is also used for payroll, billing and bookkeeping. The complimentary software used with the computer system for the above purpose was designed and implemented by Company management.

Drivers and Other Employees

As of June 30, 1995, the Company employed 722 drivers and driver trainees. All drivers are selected in accordance with Company guidelines relating primarily to safety record, driving experience and personal evaluation. The Company requires all drivers to meet experience requirements or to satisfactorily complete a training program, which pairs a trainee with one of the Company's proven driver trainers. Trainees sharpen the skills necessary for success and are evaluated daily by their trainer. Once selected, a driver or driver trainee is instructed in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of the equipment.

The Company's drivers are compensated on the basis of miles driven, loading, unloading and delivery stops, plus bonuses. Base pay per mile increases with a driver's completion of a specified number of miles safely driven. To promote safe vehicle operation, the Company pays an incentive bonus to drivers for safe operation and service performance. Drivers were awarded a two cent per mile (approximately 9%) increase in their base pay rate in April of 1994. In addition, beginning in July of 1994, drivers who met Company performance and safety standards received an additional five cents per mile in compensation paid quarterly in the form of a bonus. Driver bonuses earned during the fiscal year ended June 30, 1995, approximated $1,703,000.












Like other truckload carriers, the Company experiences significant driver turnover. The Company, like the truckload industry in general, has experienced shortages of qualified drivers from time to time. Management anticipates that competition for qualified drivers will intensify. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements.

As of June 30,  the Company employed:
                                                        1995           1994
     Drivers and Driver Trainees                         722            513
     Management                                           14             12
     Operations, Marketing, and Administration           111             84
     Maintenance and Repair                               49             43
     Total                                               896            652

Since June 30, 1994, the Company has added approximately 209 drivers, 2 management personnel, 27 operations, marketing, and administration personnel, and 6 mechanics. Such additions were made to maintain the expanded fleet and in anticipation of fiscal 1996 growth to accommodate expanded shipment volume. Management considers relations with its employees to be satisfactory and has not experienced collective bargaining efforts in the past, nor does it anticipate any collective bargaining by employees in the future. In July 1994, the Company implemented a 401(K) plan for its drivers and other employees. Company contributions, if any, are determined annually by its Board of Directors.

Tractors and Trailers

At June 30, 1995, the fleet consisted of 712 tractors and 1,598 trailers, compared to 517 tractors and 962 trailers at June 30, 1994. As of June 30, 1995, total new tractors purchased or leased for the fiscal year were 400 with 205 older model tractors being traded in or sold. In addition, during the same fiscal period total new trailer acquisitions were 633 net units.

Tractors are acquired primarily with driver comfort, fuel efficiency and overall economy in mind. All tractors operated by the Company are conventionals, rather than cab-overs. Management believes that this type of tractor will provide the driver greater comfort and will require less overall maintenance because of the tractor's easier ride on the road. As of June 30, 1995, substantially all of the Company's tractors were manufactured by International, while trailers were manufactured by various trailer manufacturers. The Company has negotiated extended warranties on many of its tractors and intends to trade-in such tractors on approximately a four-year cycle. Manufacturers of tractors are required to certify to the Company that new tractors meet federal emissions standards. All trailers in the fleet measure 48 feet in length by 102 inches in width.

The Company has a comprehensive preventive maintenance program for its tractors and trailers. Inspections and different levels of repair or maintenance are performed at the Company's maintenance facility at least once each month. At each inspection, diagnostic tests are performed to ensure proper operation of equipment.













The following table shows the type and age of equipment operated by the Company at June 30, 1995:
                 MODEL         OVER-the-ROAD 48-FOOT
                  YEAR             TRACTORS   TRAILERS
                  1996               50          -
                  1995               349       649
                  1994               -         200
                  1993               195       255
                  1992               105       195
                  1991               1          50
                  1990               1          94
                 1989 thru 1983      11        155
                                    712      1,598

Fuel

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 became law and increased the federal diesel fuel tax by 4.3 cents per gallon effective October 1, 1993. Also on October 1, 1993, a new federal regulation requiring the use of low-sulfur diesel fuel by motor carriers took effect. The change to low-sulfur fuel created temporary shortages in many truck stops around the country, which resulted in increased fuel costs. These additional costs were passed through to the Company's customers in the form of higher rates for their shipments. Fuel cost and availability did not change significantly during fiscal 1995 and the Company does not expect significant shortages or cost increases in the foreseeable future. As in the past, the Company would expect to pass significant increases in fuel cost to its customers through fuel surcharges if the increased costs are believed temporary in nature, or through increased rates if deemed to be permanent. Shortages or significant increased costs which could not be passed through to its customers could have a material adverse impact on the Company's profitability.

Governmental Regulation

The Company is a motor common and contract carrier regulated by both the ICC and various state agencies. These regulatory authorities have broad powers generally governing matters such as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions and periodic financial reporting. In addition, the Company's Canadian business activities are subject to similar requirements imposed by provincial and Canadian regulations.

The Company, like other motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the United States Department of Transportation ("DOT") and by Canadian provincial authorities. In addition, vehicle weight and dimensions are subject to federal, state, and provincial regulations. Management believes that the Company is in compliance in all material respects with applicable regulatory requirements relating to its operations. The failure of the Company to comply with regulations of the ICC, DOT, state or provincial agencies could result in substantial fines or revocation of operating authorities. Federal, state and local environmental laws and regulations impose requirements relating to, among other things, contingency planning for spills of petroleum products, disposal of waste oil and maintenance and testing of underground storage tanks.










Management believes that future compliance with such laws and regulations will not have a material effect upon the Company's capital expenditures, earnings, or competitive position. In August 1994, the President signed a bill de-regulating transportation of intra-state shipments. This legislation expands the Company's market to include those customers who have shipments with origination and destination in the same state. Previously, the Company was unable to compete for these shipments due to operating restrictions imposed by some individual states.

Competition

The trucking industry as a whole is highly competitive. The Company competes primarily with other irregular route, truckload carriers. To a lesser degree, railroads, less-than-truckload carriers and contract carriers also provide competition. Competition from any one of these sources, however, may be significant in one geographic area or at any one time. Competition for freight is based primarily on service and efficiency and, to a lesser degree, upon freight rates. A number of other irregular route, truckload carriers have substantially greater financial resources, own more equipment or carry a larger volume of freight than the Company.

Safety and Insurance

The Company is committed to safe operation of its revenue equipment. To promote safety consciousness, the Company provides bonus incentives for safe driving, carefully selects and trains its drivers and regularly engages in preventive maintenance of its equipment.

The Company maintains comprehensive liability insurance coverage up to $1 million per claim. The Company also maintains $250,000 of cargo loss and damage insurance per claim and collision coverage on owned or leased equipment. In addition, with the assistance of its third-party administrator, workers' compensation claims are self-insured up to $300,000. Management believes that current insurance coverage adequately protects the Company from liability arising from normal operations. Although coverage is currently available from multiple sources, a material decrease in availability, or a substantial increase in costs, could have a material adverse effect on the Company's profitability.

Item 2.  Properties

The Company's executive offices and its maintenance facility are located at 1457 & 1457A E. Robinson, respectively, in Springdale, Arkansas.

The office facility is located on a 3.6 acre tract of land. It is leased from Dean G. Cannon and Rose Marie Cannon, President and Secretary/Treasurer of the Company, respectively.

The Company's maintenance facility, purchased in 1987, is located on a 17 acre tract of land adjacent to the office facility. The 13,000 square foot facility contains 7 drive through bays and other improvements, and is used by the Company for equipment maintenance, repairs, and refueling.














During fiscal 1991, approximately 25 acres of land adjacent to the above locations were purchased from an unaffiliated party for cash at fair market value. The purpose of this acquisition was to provide for future expansion. During fiscal 1994, approximately 6 acres of land adjoining the office facility were purchased from an unaffiliated party for cash at fair market value to be used in the future for the construction of new office facilities.

Item 3.  Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

                            Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     (a) The Company's common stock is traded on the NASDAQ National Market System under the symbols CANXA and CANXB.

     The range of high and low bid information for the last eight fiscal quarters is as follows:

                                      CLASS A COMMON STOCK     CLASS B COMMON
                                 STOCK
                                 HIGH     LOW         HIGH        LOW
     YEAR ENDED JUNE 30, 1994:

     First Quarter               $ 8     $ 3 1/2    $ 5 3/4      $ 3 1/2

     Second Quarter               14       6 3/4     11 3/4        5 3/4

     Third Quarter                16      12         14           10 1/2

     Fourth Quarter               14 1/2  10 3/4     12            9 1/4


     YEAR ENDED JUNE 30, 1995:

     First Quarter               $15      $10 3/4    $12 1/4     $ 8 1/2

     Second Quarter               14       11 1/2     14 1/4      11

     Third Quarter                16       11 3/4     15 1/4      12

     Fourth Quarter               15 1/4   12 3/4     15 3/8      11 5/8


     The above over-the-counter market prices reflect inter dealer quotations, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

     (b) The approximate number of holders of common stock as of September 21, 1995 was 1,350.







     (c) The Company has not paid any dividends on its Common Stock. The present policy of the Company is to retain cash earnings to provide funds for operations and expansion of the Company's business.

     Item 6.  Selected Financial Data

The following table provides a summary of selected financial data for
                                          Cannon Express, Inc.

                                       FISCAL YEAR ENDED JUNE 30,

                                1995     1994     1993     1992    1991
                                  (in thousands except per share data)

Operating Revenue            $79,030  $59,177  $43,256  $33,311 $27,017

     Income before
     cumulative
     effect of change
     in accounting
     principle(1)&(2)          6,016    3,808    2,028    2,172   2,016

     Pro forma income
     before cumulative
     effect of change
     in accounting
     principle(1)&(2 )         6,016    3,808    2,028    2,172   1,996

     Earnings per share(3):

     Income before
     cumulative effect
     of change in
     accounting
     principle(1)&(2)           1.35      .86      .47      .49     .48

     Pro forma income
     before cumulative
     effect of change in
     accounting
     principle(1)&(2)           1.35      .86      .47      .49     .47

     Total assets            $77,263  $44,931  $40,743  $33,027 $24,056

     Long term debt,
     less current portion    $35,353  $12,954  $17,759  $12,457 $$8,209

     (1) Effective June 30, 1994, the Company adopted FAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classified certain marketable equity securities as "available-for-sale" securities. This change resulted in increased earnings of $426,244, ($.10 per share), included in fiscal 1994 net income as the cumulative effect of a change in accounting principle. As specified by FAS Statement No. 115, no pro forma effect is presented for this change.












     (2) Effective July 1, 1991, the Company changed its accounting method of revenue recognition to recognize revenue and related direct expenses when freight is delivered. This change resulted in a charge to earnings of $99,186 ($.02 per share) included in 1992 net income as the cumulative effect on prior years of the change in accounting method.

     (3) Earnings per share have been retroactively restated to give effect to a five-for-four stock split effective November 22, 1991 and the recapitalization effected on January 26, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following table sets forth the percentage relationship of certain revenue
and expense items for the fiscal years indicated.  Note:   Percentages may not
total 100 due to rounding.

                                       Percentages of
                                     Operating Revenue
                                    Year Ended June 30,
                                         1995       1994         1993
Operating revenue                      100.0%     100.0%       100.0%

Operating expenses and costs:
  Salaries, wages and fringe benefits   31.5%      30.1%        31.5%
  Operating supplies and expenses       28.1       30.5         31.2
  Insurance, taxes and licenses          9.6        9.6         11.6
  Depreciation and amortization          9.4        9.0          9.6
  Rents and purchased transportation     5.0        4.5          3.6
  Other                                  1.6        2.1          2.3
    Total operating expenses            85.2       85.8         89.6
Operating income                        14.8       14.2         10.4
Other income (expense):
  Gain on disposal of assets             0.1        0.1          0.1
  Interest and dividend income           0.2        0.1          0.4
  Gain (loss) on marketable securities   0.1       (1.0)         0.4
  Interest expense                      (2.8)      (2.4)        (2.9)
Income before income taxes and
cumulative effect of change
in accounting principle                 12.4       11.0          8.4
Income taxes                             4.8        4.6          3.7
Income before cumulative effect
of change in accounting principle        7.6        6.4          4.7
Cumulative effect of change
in accounting principle                    -        0.7            -
  Net income                             7.6%       7.2%         4.7%

RESULTS OF OPERATIONS:

Fiscal year ended June 30, 1995 compared to Fiscal year ended June 30, 1994

Operating revenue for fiscal 1995 increased 33.6% or $19,852,963 to $79,030,217. The increase was primarily attributable to the increased number of shipments transported by the Company's larger fleet of tractors and trailers. The Company operated an average of 630 tractors during fiscal 1995, compared to an average of 519 tractors in fiscal 1994.










Salaries, wages and fringe benefits increased 39.7% or $7,079,622 to $24,905,286 in fiscal 1995. This increase is attributable to additional wages paid to drivers and support personnel due to the Company's expanded fleet. In addition, beginning in July of 1994, the Company implemented a five-cent per-mile bonus program to drivers who met certain performance and safety standards.

Operating supplies and expenses increased 23.2% or $4,182,402 to $22,217,898 in fiscal 1995, also a result of the Company's expanded fleet. The price paid for fuel was relatively stable during both periods. See "Business - Fuel." Maintenance and tire costs decreased as a percentage of revenue due to decreased maintenance costs of new equipment.

Insurance, taxes and licenses increased 33.1% or $1,884,599 to $7,575,133 in fiscal 1995 due to the Company's larger fleet.

Depreciation and amortization increased 39.5% or $2,101,832 to $7,424,316 in fiscal 1995. This increase is due to new equipment additions.

Rents and purchased transportation increased 48.3% or $1,279,711 to $3,929,384 in fiscal 1995. The Company expanded its contracted transportation services and railroad shipments in fiscal 1995 resulting in increased payments to those contractors. Additionally, the Company rented, on a short-term basis, trailers to accommodate its customers needs while waiting for delivery of new trailers. These trailers were needed to increase the size of trailer pools in certain areas in order to accommodate customer schedules, while minimizing non-productive time spent waiting to load or unload.

The Company's operating ratio decreased to 85.2% for fiscal 1995 from 85.8% for the prior year, reflecting an improvement of .6% during the period. The decrease was primarily attributable to increased fuel efficiencies, decreased maintenance costs and slightly-higher per-mile revenues during fiscal 1995.

Interest expense increased 54.9% or $775,498 in fiscal 1995 due to the financing of new revenue equipment in fiscal 1994 and 1995 with lower interest rates helping to moderate the increase.

The Company's effective income tax rate decreased to 38.5% in fiscal 1995 from 41.4% in fiscal 1994. This decrease was due to a change in income tax law effective for tax years beginning in 1994 which reduced the tax deductibility of meals allowances. That non-deductible portion of driver compensation which had previously been reported as a per-diem driver allowance is now included in taxable income to the driver. However, drivers pay was increased to offset increased tax liability.

Net income increased 42.1% or $1,781,975 in fiscal 1995 to $6,016,142  or $1.35 per share from $4,234,167 or $.96 per share in fiscal 1994.

Fiscal year ended June 30, 1994 compared to Fiscal year ended June 30, 1993

Operating revenue for fiscal 1994 increased 36.8% or $15,920,760 to $59,177,254. The increase was primarily attributable to increased shipments for existing customers and the addition of new customers. The Company operated an average of 519 tractors during fiscal 1994, compared to an average of 423 tractors in fiscal 1993.












Salaries, wages and fringe benefits increased 31.0% or $4,217,598 to $17,825,664 in fiscal 1994. This increase is attributable to additional wages paid to drivers and support personnel due to the Company's expanded fleet. Drivers were awarded a 9% increase in their per-mile driving wages in April of fiscal 1994, also contributing to the increase.

Operating supplies and expenses increased 33.7% or $4,550,342 to $18,035,496 in fiscal 1994. The price paid for fuel was relatively stable during both periods. See "Business - Fuel." Maintenance and tire costs increased as a percentage of revenue due to higher maintenance costs associated with aging equipment. The Company will replace at least 90 of its older tractors with new equipment during fiscal 1995.

Insurance, taxes and licenses increased 13.8% or $690,515 to $5,690,534 in fiscal 1994. Better rates on insurance policies for fiscal 1994 were a reflection of the Company's good safety record and to more retention of risk by the Company through slightly higher deductibles on some policies.

Depreciation and amortization increased 28% or $1,162,871 to $5,322,484 in fiscal 1994. This increase is due to equipment added during fiscal 1993 which was utilized for the entire period of fiscal 1994.

Rents and purchased transportation increased 72.0% or $1,109,244 to $2,649,673 in fiscal 1994. The Company rented, on a short-term basis, additional trailers to accommodate its customers needs while waiting for delivery of new trailers. These trailers were needed to increase the size of trailer pools in certain areas in order to accommodate customer unloading schedules, while allowing the driver to pick up another load and continue on his way. The Company also expanded its contracted transportation services to include Mexican carriers and railroad shipments in fiscal 1994 resulting in increased payments to those contractors.

The Company's operating ratio decreased to 85.8% for fiscal 1994 from 89.6% for the prior year, an improvement of 4.2% during the period.

Interest expense increased 13.2% or $164,139 in fiscal 1994 due to purchases of revenue equipment in fiscal 1993 and 1994 with lower interest rates helping to moderate the increase.

The Company's effective income tax rate decreased to 41.4% in fiscal 1994 from 44.0% in fiscal 1993 due to fewer non-deductible expenses.

Net income increased 108.8% or $2,206,406 in fiscal 1994 to $4,234,167 or $.96 per share from $2,027,761 or $.45 per share in fiscal 1993.

Liquidity and Capital Resources

Cash flows from Operations - Operating activities provided cash of $10.4 million and $8.4 million in fiscal 1995 and 1994, respectively. Net cash flows from operations in fiscal 1995 were primarily the result of $6 million provided from results of operations, a net $8.9 million in depreciation and increases in other liabilities offset by an approximate $4.5 million increase in accounts receivalbe and other assets. Fiscal 1994 experienced positive cash flows from operations due primarily to $4.2 million from net income and $5.3 million in depreciation offset by changes in accounts receivable, deferred taxes, accounts payable and other assets totaling a net $1.1 million.











Cash flows from Investing Activities - Investing activities provided net cash of $.7 million in fiscal 1995 and used net cash of $3.8 million in fiscal 1994. Purchases of new equipment totaling $19.8 million was offset by $20.5 million in equipment and marketable security sales for 1995. Net purchases of $.9 million in marketable securities combined with net purchases of $2.9 million in new equipment accounted for the use of cash in 1994.

Cash flows from Financing Activities - Financing activities used net cash of $7.2 million and $1.5 million in fiscal 1995 and 1994, respectively. In fiscal 1995, proceeds from long-term borrowings of $3.1 million were offset by repayment on debt of $10.3 million.

Woriing capital needs have been met primarily from cash generated from operations. During the fiscal year ended June 30, 1995, cash provided by operating activities was $10,422,235, up from $8,374,157 for the prior fiscal year ended June 30, 1994. The current ratio improved from 1.87 at June 30, 1994 to 2.18 at June 30, 1995. Working capital, as a result of improved operating results, increased by $6,162,078 to $14,770,041 at June 30, 1995 from $8,607,963 at June 30, 1994. Management believes that cash flows from the Company's operations will continue to be sufficient to meet short-term working capital needs.

Management of the Company intends, in the long-term, to continue to expand its fleet. At June 30, 1995, negotiations for the purchase of 513 new tractors and 345 new trailers had been finalized, with acquisition costs totaling $37.5 million. The Company plans to finance these acquisitions through long-term debt or lease agreements. The decision to lease or buy depends on general economic factors, including interest rates and liquidity considerations. Although the terms for these acquisitions have not been finalized, management believes that long-term financing, or lease agreements on favorable terms will be available. Management further believes that revenue generated from the operation of an expanded fleet will be sufficient to amortize obligations related to such expansion. However, to the extent that such revenue is insufficient for this purpose, the Company may be required to rely on additional borrowings or equity offerings to meet its working capital needs.

Inflation

Inflation continues to have a minimal impact on operations.

Seasonality

In the trucking industry generally, results of operations show a seasonal pattern because customers reduce shipments during the winter. The Company's operating efficiency historically decreases during the winter months due to increased maintenance costs, reduced fuel efficiency, detours and delays for weather.

Item 8.  Financial Statements and Supplementary Data

The response to this Item is presented in a separate section of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.








                            Part III

Item 10.  Directors and Executive Officers of Registrant

Certain information about directors and executive officers of the Company is set forth below:

     Name               Age
     Position
     Dean G. Cannon      54   President and Chairman of the Board
     Rose Marie Cannon   54   Secretary, Treasurer and Director
     Larry L. Patrick    50   Vice President
     Ted W. Easley       55   Director of Operations
     Roy E. Stanley      51   Director
     Uvalde R. Lindsey   55   Director

Dean G. Cannon has been the President and a Director of Cannon Express Corp., the wholly-owned operating subsidiary of the Company, from 1981 to the present and has served as President and as Director of the Company since its inception. Dean G. Cannon is the husband of Rose Marie Cannon.

Rose Marie Cannon has been the Secretary, Treasurer and a Director of Cannon Express Corp., from 1981 to the present and has served as Secretary, Treasurer and Director of the Company since its inception. Rose Marie Cannon is the wife of Dean G. Cannon.

Larry L. Patrick has been Vice-President of Cannon Express Corp. from 1991 to the present. Prior to his employment with Cannon Express Corp., Mr. Patrick was employed by Wal-Mart Stores, Inc. in Bentonville, Arkansas.

Ted W. Easley has been the Director of Operations of Cannon Express Corp. since 1982. Prior to his employment with Cannon Express Corp., Mr. Easley was a co-owner of Scheduled Truckways in Rogers, Arkansas.

Roy E. Stanley holds Bachelor of Science and Master of Arts degrees from Memphis State University and received the degree of Juris Doctor, with honors, in 1978 from the University of Arkansas School of Law at Fayetteville. After engaging in the private practice of law in Springdale, Arkansas for sixteen years, in 1994 Mr. Stanley became president of Lindsey Management Company, Inc., a real estate management company with its main offices in Fayetteville, Arkansas.

Uvalde R. Lindsey is an economic development consultant and Director of the Northwest Arkansas Council, a regional organization dedicated to the economic enhancement of Northwest Arkansas. After graduating from the University of Arkansas, Mr. Lindsey owned and operated a chain of automotive parts stores in Arkansas, Missouri and Oklahoma. After selling his businesses in 1983, Mr. Lindsey served as Budget Officer to the Governor of the State of Arkansas and as Executive Director of the Northwest Arkansas Economic Development District.

 Item 11.  Executive Compensation

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 21, 1995.












Item 12.  Security Ownership of Certain Beneficial Owners and Management

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 21, 1995.

Item 13.  Certain Relationships and Related Transactions

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 21, 1995.

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  (1)  and
       (2) The response to this portion of Item 14 is submitted as a separate section of this report.

       (3) The exhibits as listed in the Exhibit Index, are submitted as a separate section of this report. In accordance with SEC rules, the following is a list of all Compensatory Plans or Arrangements of the Company: Cannon Express Corp. 401(k) Plan
                          Cannon Express, Inc. Incentive Stock Option Plan

  (b)  No reports on Form 8-K were filed during the year ended June 30, 1995.

  (c)  See Item 14(a)(3) above.

  (d) The response to this portion of Item 14 is submitted as a separate section of this report.

INDEX TO EXHIBITS

     3.(a)     Certificate of Incorporation(1)
     3.(b)     Certificate of Amendment of Certificate of Incorporation(1)
     3.(c)     Bylaws of the Company(1)
     3.(d)     Amended Bylaws(1)
     10.(a)    Lease between the Company and Dean G. Cannon and Rose Marie
               Cannon(2)
     10.(b)    Incentive Stock Option Plan(2)

     (1) Incorporated by reference from the Registrant's Registration Statement on Form S-18, dated February 26, 1987.
     (2) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.



















SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 26th day of September, 1995.
                   Cannon Express, Inc.

                   By:  /s/  Dean G.  Cannon
                   Dean G. Cannon,
                   Chairman, Chief Executive Officer
                   (Principal Executive Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Rose Marie Cannon                    By:     /s/ Roy E.  Stanley .
     Rose Marie Cannon                                 Roy E. Stanley
     Director, Secretary and Treasurer                 Director
     September 26, 1995                                September 26, 1995

By:  /s/ Uvalde R. Lindsey
     Uvalde R. Lindsey
     Director
     September 26, 1995








































                    FORM 10-K ITEM 8, ITEM 14(a)(1) AND (2)
                     CANNON EXPRESS, INC., AND SUBSIDIARIES
                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Cannon Express, Inc., and Subsidiaries are included in Item 8:

     Independent Accountants' Report

     Consolidated Balance Sheets as of June 30, 1995 and 1994.

     Consolidated Statements of Income for the years ended June 30, 1995, 1994, and 1993.

     Consolidated Statements of Stockholders' Equity for the years ended June 30, 1995, 1994, and 1993.

     Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994, and 1993.

     Notes to Consolidated Financial Statements June 30, 1995.

     The following consolidated financial statement schedule of Cannon Express, Inc., and Subsidiaries is included in Item 14(d):

     Independent Accountants' Report

              Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
































                        Independent Accountants' Report




Board of Directors and Stockholders
Cannon Express, Inc. and Subsidiaries
Springdale, Arkansas

We have audited the accompanying consolidated balance sheets of CANNON EXPRESS, INC. AND SUBSIDIARIES as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CANNON EXPRESS, INC. AND SUBSIDIARIES as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company changed its method of accounting for investments in marketable securities in 1994.


BAIRD, KURTZ & DOBSON

Fayetteville, Arkansas
August 6, 1995

























                    Cannon Express, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                    June 30       June 30
                                                      1995          1994


Assets
Current assets:
  Cash and cash equivalents                       $12,324,394  $ 8,398,287
  Marketable securities, net (Note 1)               3,493,187    1,574,473
  Receivables, less allowance for doubtful accounts
    (1995--$141,175; 1994--$117,447):
     Trade (Note 7)                                 9,084,562    6,203,059
      Other                                           661,917      550,869
  Prepaid expenses and supplies                     1,680,448    1,208,270
  Deferred income taxes (Note 3)                            -      614,878
Total current assets                               27,244,508   18,549,836

Property and equipment (Notes 2 and 5):
   Land, buildings and improvements                 1,143,453    1,139,509
   Revenue equipment                               59,093,534   35,911,766
   Service, office and other equipment              2,129,664    2,034,616
                                                   62,366,651   39,085,891
   Less allowances for depreciation                14,478,734   14,625,301
                                                   47,887,917   24,460,590
Other assets:
   Receivable from stockholders                        23,406       23,406
   Restricted cash (Note 1)                           813,671      901,575
   Other                                            1,293,757      995,711
Total other assets                                  2,130,834    1,920,692




                                                  $77,263,259  $44,931,118



See accompanying notes.
























                                                     June 30           June 30
                                                      1995              1994

Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable                        $    459,319     $    529,468
   Accrued expenses:
     Insurance reserves                             1,337,331          891,947
     Other                                          1,485,615          809,036
   Federal and state income taxes payable             435,930          316,368
   Deferred income taxes (Note 3)                      29,000                -
   Current portion of long-term debt (Note 2)       8,727,272        7,395,054
Total current liabilities                          12,474,467        9,941,873

Long-term debt, less current portion (Note 2)      35,353,262       12,953,675
Deferred income taxes (Note 3)                      3,833,000        4,113,031
Other liabilities                                     279,255                -

Stockholders' equity (Note 4):
   Class A common stock: $.01 par value; authorized
     10,000,000 shares; issued 2,219,477 shares
     in 1995 and 2,214,477 shares in 1994              22,195           22,145
   Class B non-voting common stock: $.01 par value;
   authorized 10,000,000 shares; issued 2,224,477
   shares in 1995 and 2,214,477 shares in 1994         22,245           22,145
   Additional paid-in capital                       3,542,356        3,511,376
   Retained earnings                               21,181,034       15,164,892
   Unrealized appreciation (depreciation) on
   marketable securities, net of income taxes
   (Note 1)                                           927,220         (426,244)
                                                   25,695,050       18,294,314
   Less treasury stock, at cost (116,250 shares)      371,775          371,775
                                                   25,323,275       17,922,539

                                                  $77,263,259      $44,931,118






























                      Cannon Express, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                      Year ended June 30
                                              1995            1994         1993
Operating revenue (Note 7)             $79,030,217     $59,177,254  $43,256,494

Operating expenses and costs:
  Salaries, wages and fringe benefits   24,905,286      17,825,664   13,608,066
  Operating supplies and expenses       22,217,898      18,035,496   13,485,154
  Insurance, taxes and licenses          7,575,133       5,690,534    5,000,019
  Depreciation and amortization          7,424,316       5,322,484    4,159,613
  Rents and purchased transportation     3,929,384       2,649,673    1,540,429
  Other                                  1,308,294       1,271,140      974,430
                                        67,360,311      50,794,991   38,767,711
Operating income                        11,669,906       8,382,263    4,488,783
Other income (expense):
  Gain on disposal of assets                39,298          37,010       50,460
  Interest and dividend income             166,028          78,846      163,363
  Gain (loss) on marketable equity
  securities, net (Note 1)                  94,385        (586,982)     162,993
                                           299,711        (471,126)     376,816
Interest expense                         2,187,475       1,411,977    1,247,838
Income before income taxes and
cumulative effect of change in
accounting principle                     9,782,142       6,499,160    3,617,761
Federal and state income taxes (Note 3):
           Current                       4,278,816       1,796,314      612,750
              Deferred (Credit)           (512,816)        894,923      977,250
                                         3,766,000       2,691,237    1,590,000
Income before cumulative effect of
change in accounting principle           6,016,142       3,807,923    2,027,761
Cumulative effect of change in
accounting principle, net of income
taxes of $296,203 (Note 1)                       -         426,244            -
Net income                             $ 6,016,142     $ 4,234,167  $ 2,027,761
Earnings per share:
Income before cumulative effect of
change in accounting principle              $ 1.35          $ 0.86       $ 0.47
Cumulative effect of change in
   accounting principle                          -            0.10            -
Net income per share (Notes 1 and 4)        $ 1.35          $ 0.96       $ 0.47

Average shares and share
equivalents outstanding                  4,440,089       4,403,456    4,353,720

See accompanying notes.



















                      Cannon Express, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                    Unrealized Appreciation
                                    Additional           (Depreciation)
                     Common Stock     Paid-In   Retained On Marketable Treasury
                    Class A Class B   Capital   Earnings Securities    Stock
Balances at
July 1, 1992
(Note 4)           $21,912 $21,912 $3,335,164  $8,902,964 $       -  $(284,076)

Net income               -       -          -   2,027,761         -          -
Purchase of 14,000
treasury shares          -       -          -           -         -    (87,699)
Stock issued:
Exercise of options     83      83     17,019           -         -          -
Balances at
June 30, 1993       21,995  21,995  3,352,183  10,930,725         -   (371,775)

Net income               -       -          -   4,234,167         -          -
Unrealized depreciation
on marketable
securities, net          -       -          -           -  (426,244)         -
Stock issued:
Exercise of options    150     150    159,193           -         -          -
Balances at
June 30,1994        22,145  22,145  3,511,376  15,164,892  (426,244)  (371,775)

Net income               -       -          -   6,016,142         -          -
Unrealized appreciation
on marketable
securities, net          -       -          -           - 1,353,464          -
Stock issued:
Exercise of options     50     100     30,980           -         -          -
Balances at
June 30, 1995      $22,195 $22,245 $3,542,356 $21,181,034 $ 927,220  $(371,775)


See accompanying notes.
























                      Cannon Express, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                   Year ended June 30
                                                 1995        1994        1993
Operating activities
Net income                                $ 6,016,142  $4,234,167  $2,027,761
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization            7,424,316   5,322,484   4,159,613
   Provision (credit) for deferred
   income taxes                              (512,816)    894,923     977,250
   Provision (credit) for losses
   on marketable securities                         -     615,432      (5,483)
   Cumulative effect of change
   in accounting principles                         -    (426,244)          -
   Gain on disposal of assets                 (39,298)    (37,010)    (50,460)
   Gain on sale of marketable securitis       (94,385)    (28,450)   (157,510)
   Changes in operating assets
   and liabilities:
      Receivables                          (2,992,551) (2,380,547)   (604,667)
      Prepaid expenses and supplies          (472,178)   (194,320)   (379,397)
      Accounts payable, accrued expenses,
         income taxes payable,
         and other liabilities              1,450,634     630,416    (203,470)
      Other assets                           (357,629)   (256,694)    (48,252)
  Net cash provided by
  operating activities                     10,422,235   8,374,157   5,715,385

Investing activities
Purchases of property and equipment       (19,803,149) (3,490,826) (5,815,258)
Purchase of restricted investments            (12,096)          -    (307,308)
Proceeds from maturities of
restricted investments                        100,000       5,733           -
Purchases of marketable securities                  -  (2,044,445) (2,511,853)
Sales of marketable securities                405,792   1,129,503   2,658,028
Purchases of other assets                           -           -    (372,853)
Proceeds from equipment sales              20,040,432     573,888     991,668
  Net cash provided by (used in)
  investing activities                        730,979  (3,826,147) (5,357,576)

Financing activities
Proceeds from long-term borrowings          3,047,611   3,004,800   4,370,934
Principal payments on long-term debt and
 capital lease obligations                (10,305,848) (4,688,883) (5,270,493)
Purchase of treasury stock                          -           -     (87,699)
Proceeds from exercise of stock options        31,130     159,493      17,185
  Net cash used in financing activities    (7,227,107) (1,524,590)   (970,073)
Increase (decrease) in cash
and cash equivalents                        3,926,107   3,023,420    (612,264)
Cash and cash equivalents
at beginning of year                        8,398,287   5,374,867   5,987,131

Cash and cash equivalents
at end of year                            $12,324,394  $8,398,287  $5,374,867

See accompanying notes.








                      Cannon Express, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 1995

1. Organization and Summary of Significant Accounting Policies

Consolidation and Business - The consolidated financial statements include the accounts of Cannon Express, Inc. (The "Company"), and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company operates as an irregular route, truckload carrier.

Property and Equipment - Property and equipment are recorded at cost. For financial reporting purposes, the cost of such property is depreciated by the straight-line method. For tax reporting purposes, accelerated cost recovery methods are used. Gains on exchanges of revenue equipment are used to reduce the basis of the replacement equipment. Tires purchased with revenue equipment have been capitalized as a part of the cost of such equipment, however, replacement tires are expensed when placed in service.

Income Taxes - Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Revenue Recognition - The Company recognizes revenue and related direct expenses when freight is delivered as permitted by the Emerging Issues Task Force of the Financial Accounting Standards Board.

Net Income per Share - Net income per share is computed based on the weighted average number of shares outstanding during the year, adjusted to include common stock equivalents attributable to dilutive warrants and stock options. Earnings per share amounts for prior periods have been restated to give effect to a stock split, as more fully described in Note 4.

Insurance - As of June 30, 1995, the Company is insured up to specified limits for the following types of claims:

Cargo loss and damage                          $   250,000 per claim
Bodily injury and property damage liability     $1,000,000 per claim
Company owned vehicle property damage       Negotiated current value

Bodily injury and property damage liability claims have been self-insured for the first $150,000 since March 1994. Prior to that date, the self-insured amount was $100,000. The Company is also self-insured up to $300,000 for workers' compensation claims. Provision has been made for the estimated liabilities for such claims as incurred.

Restricted cash of $813,671 and $901,575 at June 30, 1995 and 1994, respectively, represents certificates of deposit held as collateral for the Company's insurance activities.












                     Cannon Express, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Marketable Securities - Prior to June 30, 1994, marketable securities were carried at the lower of aggregate cost or fair value. The Company maintained a valuation allowance for unrealized losses on these securities which totaled $107,015 as of June 30, 1993. Effective June 30, 1994, the Company adopted FASB Statement No.115, "Accounting for Certain Investments in Debt and Equity Securities", and classified equity securities with an aggregate fair value of $1,574,473 as "available-for-sale" securities. These securities will be carried at fair value with the unrealized gain or loss, net of related income tax effects, shown in stockholders' equity. The cumulative effect of this change in accounting principle increased earnings by $426,244, (gross unrealized holding losses of $722,447 less income tax effects of $296,203), the amount of unrealized net losses previously charged to 1994 earnings.

At June 30, 1994, net unrealized losses of $615,432 and at June 30, 1993, net unrealized gains of $5,483 are included with realized gains and losses in the determination of the net gain or loss on marketable equity securities transactions. The cost of marketable securities sold is determined using the specific identification method.

At June 30, 1995, net unrealized gains of $927,220 (gross unrealized gains of $1,507,675 less income tax effects of $580,455) have been included in stockholders' equity.

2. Long-term Debt
                                                                   June 30
                                                     1995            1994
Equipment notes (1)                             $10,298,124      $ 8,882,558
Capitalized lease obligations (2)                33,782,410       11,466,171
                                                 44,080,534       20,348,729
Less current portion                              8,727,272        7,395,054
                                                $35,353,262      $12,953,675

(1)Represents loans on revenue equipment, payable in various installments through 2000 with a weighted average interest rate of 6.5%. Revenue equipment having a book value of approximately $9,927,000 at June 30, 1995 is pledged as collateral.

(2)Capitalized lease obligations are for revenue equipment with an aggregate net book value of approximately $33,213,000 at June 30, 1995. The leases have a weighted average interest rate of 7.0%. The leases extend from three to seven years and contain renewal or fixed price purchase options. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.
















                     Cannon Express, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

Annual maturities of long-term debt, excluding capitalized lease obligations (Note 5), are:
                                    1996        $ 2,558,119
                                    1997          2,617,946
                                    1998          2,108,542
                                    1999          2,696,917
                                    2000            316,600
                                                $10,298,124

Interest paid was approximately $2,188,000, $1,379,000 and $1,248,000 during 1995, 1994 and 1993, respectively.

3. Federal and State Income Taxes

A reconciliation between the effective income tax rate, as computed before the cumulative effect adjustment, and the statutory federal income tax rate is presented in the following table:
                                                Year ended June 30
                                              1995         1994          1993
Income tax at the statutory
federal rate of 34%                     $3,325,929   $2,209,714    $1,230,039
Federal income tax effects of:
  Nondeductible expenses
  --Drivers' meals                               -      227,860       240,835
  Nondeductible expenses--Other              4,491       17,988        14,459
  State income taxes                      (216,000)    (121,000)      (77,320)
  Other                                     15,580         (325)      (45,422)
Federal income taxes                     3,130,000    2,334,237     1,362,591
State income taxes                         636,000      357,000       227,409
                                        $3,766,000   $2,691,237    $1,590,000

                                                          June 30
                                                 1995                 1994
Total deferred tax assets                   $ 1,045,000           $3,177,641
Total deferred tax liabilities               (4,907,000)          (6,675,794)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:
                                                       Tax Benefit (Payable)
                                                               June 30
                                                      1995              1994
Temporary Differences
Self-insurance accruals                          $   507,000       $   341,527
Allowance/Valuation reserves                         115,000            73,730
Valuation of available-for-sale securities          (577,000)          296,203
Revenue recognition                                  197,000           167,901
Prepaids and other                                  (271,000)         (264,483)
   Net current deferred income
   tax benefit (liability)                       $   (29,000)         $614,878
Depreciation                                     $(3,952,000)      $(6,396,109)
Treatment of revenue equipment leases                119,000         2,283,078
Net non-current deferred income tax liability    $(3,833,000)      $(4,113,031)

The Company made income tax payments of approximately $4,196,000, $1,712,000 and $675,000 during 1995, 1994 and 1993, respectively.








                     Cannon Express, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

4. Common Stock

Recapitalization - In November, 1992, the shareholders approved an amendment of the Certificate of Incorporation to (I) reclassify the existing common stock as Class A Common Stock; (ii) authorize a new non-voting Class B Common Stock,
(iii) increase the authorized shares of common stock from 10 million to 20 million, consisting of 10 million shares of Class A Common Stock and 10 million shares of Class B Common Stock; and (iv) establish the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock.

Distributions - The Board of Directors authorized a distribution effective January 26, 1993, of one share of Class B Common Stock for each share of Class A Common Stock outstanding to shareholders of record on January 11, 1993. The distribution of the Class B Common Stock was the equivalent of a two-for-one
stock split.   All references to share and per share data in the accompanying consolidated financial statements and notes to consolidated financial statements have been retroactively restated to give effect to the stock distribution.

Treasury Stock - In March, 1990, the Board of Directors approved the purchase from time to time in open market transactions of up to 150,000 shares of common stock. As of June 30, 1995, 116,250 shares at an average price of $3.20 per share are included as treasury stock on the balance sheet. No purchases were made in fiscal 1995.

Stock Options - In November, 1992, the shareholders approved an amendment of the Incentive Stock Option Plan to increase and restate the number of shares issuable thereunder and to permit grants of options under such plan with respect to either Class A Common Stock or Class B Common Stock. The Company has reserved 1,000,000 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock for issuance under the plan. Options are granted for five to ten year terms and are exercisable in cumulative increments of 10 to 20% annually, commencing one year after the date of grant, except for certain options which vest 100% after five years from the date of grant.

Additionally, from time to time, the Company issues stock options to non-employee directors and a consultant. At June 30, 1995, there were 11,250 Class A Common Stock Options and 11,250 Class B Common Stock Options outstanding for non-employee directors.These options have been included in the following summary information.

Option transactions are summarized as follows (adjusted for all stock distributions and splits):
                              1995                1994             1993
                       Class A  Class B    Class A  Class B  Class A  Class B
Outstanding at July 1   86,250   96,250    101,250  121,250  106,250  106,250
Granted                      -   12,000          -        -    5,000   25,000
Exercised               (5,000) (10,000)   (15,000) (15,000) (10,000) (10,000)
Canceled                     -        -          -  (10,000)       -       -
Outstanding at June 30  81,250   98,250     86,250   96,250  101,250  121,250












                     Cannon Express, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                              1995                1994             1993
Price range at June 30   $1.93 to $8.50      $1.93 to $7.59    $1.93 to $7.59
Exercisable at June 30  60,750   57,750     56,250   57,250  20,000    20,000

5. Leases and Commitments

The future minimum payments under capitalized leases at June 30, 1995, consisted of the following:
1996                                                         $ 8,287,924
1997                                                           9,244,907
1998                                                           9,702,735
1999                                                           7,036,258
2000                                                           2,332,045
Future years                                                   3,447,267
Total minimum lease payments                                  40,051,136
Amounts representing interest                                  6,268,726

Present value of net minimum lease payments included in long-term
  debt ($6,169,153 due in 1996) (Note 2)                     $33,782,410

Assets held under capital leases are included in property, plant and equipment as follows:
                                              1995                  1994
Revenue equipment                         $38,958,100           $21,147,307
Accumulated amortization                    5,744,824             9,088,925
                                          $33,213,276           $12,058,382

During 1995 and 1993, the Company incurred capital lease obligations totaling approximately $31,004,000 and $5,914,000, respectively. No capital lease obligations were incurred in 1994.

Capitalized lease amortization is included in depreciation expense.

As of June 30, 1995, future minimum rental commitments for all noncancelable operating leases were approximately $1,178,000 for 1996, $505,000 for 1997 and $133,000 for 1998.

6. Related party Transactions

The Company leases a facility from the majority stockholders of the Company. The lease extends to September 1, 1996, and provides for monthly rental payments of $2,000. Rent totaled $24,000 for each of the three years ended June 30,
1995, 1994, and 1993. The Company pays all insurance, taxes and maintenance costs with respect to the facility. The lease is cancelable by the Company on 30 days notice. The Company may purchase the facility at any time prior to the expiration of the lease for $235,000, which was the appraised value of the property at the inception of the lease.

7. Concentration of Business and Credit Risk

The Company provides services to customers throughout the United States and Canada. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have not been significant.







                     Cannon Express, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

One unaffiliated customer (Wal-Mart Stores, Inc.) accounted for 41.3%, 38.5% and 25.7% of revenue for fiscal 1995, 1994 and 1993, respectively. Accounts receivable as of June 30 for this customer totaled approximately $4,415,000 and $3,116,000 for 1995 and 1994, respectively. A second unaffiliated major customer accounted for 17.5%, 20.1% and 22.5% of revenue in 1995, 1994 and 1993, respectively. Accounts receivable as of June 30 for this customer totaled approximately $1,069,000 and $888,000 for 1995 and 1994, respectively.

8. Profit-sharing Plan

Effective July 1, 1994, the Company implemented a profit-sharing plan covering all employees who have been employed a minimum of three months and attained the age of twenty-one. The Company's contributions to the plan are determined annually by the Board of Directors. Contributions are limited to 10% of total compensation paid participants during the plan year. Participant interests are 100% vested after completion of three years of service. No contributions to the Plan were made in 1995.

9. Quarterly Results of Operations (Unaudited)
                                                Fiscal 1995
                          September 30    December 31     March 31     June 30
Operating revenue          $18,347,565    $19,749,204  $20,401,630 $20,531,818
Operating expenses
and costs                   15,225,813     16,169,357   17,653,980  18,311,161
Operating income             3,121,752      3,579,847    2,747,650   2,220,657
Other income (expense), net     28,086         (6,928)     109,880     168,673
Interest expense               471,025        469,944      624,982     621,524
Income before income taxes   2,678,813      3,102,975    2,232,548   1,767,806
Income taxes                 1,018,000      1,179,000      888,000     681,000
Net income                 $ 1,660,813    $ 1,923,975  $ 1,344,548 $ 1,086,806
Net income per share             $0.37          $0.43        $0.30       $0.25
Average shares and share
 equivalents outstanding     4,433,822      4,442,542    4,445,810   4,438,182





























                     Cannon Express, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

9. Quarterly Results of Operations (Unaudited) (continued)

                                             Fiscal 1994
                         September 30    December 31     March 31      June 30

Operating revenue         $14,485,104    $14,629,416  $14,295,889  $15,766,845
Operating expenses
and costs                  12,038,154     12,412,202   12,538,304   13,806,331
Operating income            2,446,950      2,217,214    1,757,585    1,960,514
Other income
(expense), net               (379,726)      (131,683)    (533,038)    (838,656)
Income before income taxes
and cumulative effect of
change in accounting
principle                   2,067,224      2,085,531    1,224,547    1,121,858
Income taxes                  909,579        854,179      521,596      405,883
Income before cumulative
effect of change in
accounting principle        1,157,645      1,231,352      702,951      715,975
Cumulative effect of change
in method of accounting
for marketable securities,
net of income tax
effects of $296,203                 -              -            -      426,244

Net income                $ 1,157,645    $ 1,231,352  $   702,951  $ 1,142,219

Earnings per share:
   Income before
cumulative effect
of change in
accounting principle            $0.27         $0.28         $0.16        $0.16
   Cumulative effect of change
in method of  accounting for
marketable securities               -             -             -         0.10

Net income per share            $0.27         $0.28         $0.16        $0.26

Average shares and share
  equivalents outstanding   4,341,697     4,414,099     4,425,554    4,432,476






















                      Report of Independent Accountants on
                          Financial Statement Schedule




Board of Directors and Stockholders
Cannon Express, Inc. and Subsidiaries
Springdale, Arkansas

In connection with our audit of the consolidated financial statements of CANNON EXPRESS, INC. AND SUBSIDIARIES for each of the three years in the period ended June 30, 1995, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



BAIRD, KURTZ & DOBSON

Fayetteville, Arkansas
August 6, 1995



































                      Cannon Express, Inc. and Subsidiaries

                                   Schedule II
                        Valuation and Qualifying Accounts

     Column A          Column B   Column C    Column D     Column E   Column F
                                        Additions
                                    (1)             (2)
                     Balance at  Charged to   Charged to             Balance at
                    Beginning of Costs and  Other Accounts Deductions-  end of
   Description         Period    Expenses     Describe      Describe    Period

Year ended June 30, 1995:
  Deducted from
  assets accounts:
Reserve for doubtful
trade receivables      $117,447  $ 30,000               $  6,272(A) $141,175


Year ended June 30, 1994:
  Deducted from
  assets accounts:
Reserve for doubtful
trade receivables      $ 84,047  $120,000               $ 86,600(A) $117,447

Allowance for net
unrealized losses
on marketable equity
securities             $194,517  $615,432               $ 87,502(C) $722,447(D)


Year ended June 30, 1993:
  Deducted from
  assets accounts:
Reserve for doubtful
trade receivables      $ 71,574  $125,000               $112,527(A) $ 84,047

Allowance for net
unrealized losses
on marketable equity
securities             $200,000                         $  5,483(B) $194,517




(A)Uncollectible accounts written off, net of recoveries.
(B)Net realized gains.
(C)Allowance account amount used to write down to fair value and establish a new cost basis for an investment was considered other-than-temporarily impaired as of June 30, 1993.
(D)Allowance reversed with adoption of FAS 115. See Note 1 to the 1994 Consolidated Financial Statements.
(E)Unrealized appreciation.













Shareholder Information

Form 10-K Availability

A copy of the 1995 Form 10-K filed with the Securities and Exchange Commission will be forwarded, upon request, to any shareholder. Requests should be directed to:
                  Dean G. Cannon
                  Cannon Express, Inc.
                  P.O. Box 364 Springdale, Arkansas 72765


Transfer Agent and Registrar

Continental Stock Transfer
  and Trust Company
2 Broadway, 19th Floor
New York, New York   10004


Stock Listing

NASDAQ National Market System
Symbols:
     Class A - CANXA
     Class B - CANXB


Independent Auditors

Baird, Kurtz & Dobson

Communications Directory

Corporate Offices: Cannon Express, Inc., 1457 E. Robinson, Springdale, Arkansas 72764.
Mailing Address: Post Office Box 364, Springdale, Arkansas 72765.
Telephone: (501) 751-9209.