Form 10-Q
period 1995-09-30
CANNON EXPRESS INC
filed 1995-11-14
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

(    )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO




Commission File No. 0-16386


CANNON EXPRESS, INC.
(Exact name of registrant as specified in its charter)


Delaware                          71-0650141
(State or other jurisdiction      (I.R.S. Employer Identification No.)
 of incorporation or
 organization)


1457 Robinson
P.O. Box 364
Springdale, Arkansas                       72765
(Address of principal executive offices)  (Zip Code)


Registrant's telephone number,including area code: (501) 751-9209


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes   X      NO


Number of shares of $.01 par value common stock outstanding at October 31, 1995:

Class A - 2,161,352
Class B - 2,166,352








INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES




PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of September 30, 1995 and June 30, 1995. . . . . . . . . . . . .1
Consolidated Statements of Income and Retained Earnings
  for the Three Months Ended September 30, 1995 and 1994. . . . . . .3
Consolidated Statements of Cash Flows
  for the Three Months Ended September 30, 1995 and 1994. . . . . . .4
Notes to Consolidated Financial Statements . . . . . . . . . . . . . 5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . . . .6





PART II -- OTHER INFORMATION

ITEM 1-Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .*
ITEM 2-Changes in Securities. . . . . . . . . . . . . . . . . . . . .*
ITEM 3-Defaults Upon Senior Securities. . . . . . . . . . . . . . . .*
ITEM 4-Submission of Matters to a Vote of Security-Holders. . . . . .*
ITEM 5-Other Information. . . . . . . . . . . . . . . . . . . . . . .*
ITEM 6-Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .*













*No information submitted under this caption.






PART 1.

ITEM 1. Financial Statements (Unaudited)





Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                September 30    June 30
                                                     1995          1995
                                                (Unaudited)      (Note)
Assets
Current assets:
 Cash and cash equivalents                       $15,313,511 $12,324,394
 Marketable securities,net of allowance            5,294,273   3,493,187
 Receivables,net of allowance for
  doubtful accounts
   (September 30,1995-$148,675;
    June 30,1995-$141,175):
     Trade                                         9,263,119   9,084,562
     Other                                            59,253     661,917
 Prepaid expenses and supplies                     1,449,552   1,680,448
Total current assets                              31,379,708  27,244,508

Property and equipment:
 Land, buildings and improvements                  1,143,453   1,143,453
 Revenue equipment                                62,986,525  59,093,534
 Service, office and other equipment               2,129,664   2,129,664
                                                  66,259,642  62,366,651
 Less allowances for depreciation                 13,640,283  14,478,734
                                                  52,619,359  47,887,917
Other assets:
 Receivable from stockholders                         23,406      23,406
 Restricted cash                                     814,948     813,671
 Other                                             1,200,508   1,293,757
Total other assets                                 2,038,862   2,130,834

                                                 $86,037,929 $77,263,259


Note: The balance sheet at June 30, 1995 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.






Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets  (Continued)



                                               September 30     June 30
                                                    1995           1995
                                               (Unaudited)       (Note)
Liabilities and stockholders' equity
Current liabilities:
 Trade accounts payable                      $   673,744       $  459,319
 Accrued expenses:
   Insurance reserves                          1,196,113        1,337,331
   Other                                       1,778,051        1,485,615
 Federal and state income taxes payable          758,181          435,930
 Deferred income taxes                           914,000           29,000
 Current portion of long-term debt            10,165,209        8,727,272
Total current liabilities                     15,485,298       12,474,467

Long-term debt, less current portion          39,447,724       35,353,262
Deferred income taxes                          3,679,000        3,833,000
Other liabilities                                264,301          279,255

Stockholders' equity:
 Class A common stock: $.01 par value;
  authorized 10,000,000 shares; issued
   2,219,477 shares                               22,195           22,195
 Class B common stock: $.01 par value;
  authorized 10,000,000 shares; issued
   2,224,477 shares                               22,245           22,245
 Additional paid-in capital                    3,542,356        3,542,356
 Retained earnings                            22,070,231       21,181,034
 Unrealized appreciation on marketable
  securities, net of income taxes              1,876,354          927,220
                                              27,533,381       25,695,050
 Less treasury stock, at cost
   (116,250 shares)                              371,775          371,775
                                              27,161,606       25,323,275

                                             $86,037,929      $77,263,259



Note: The balance sheet at June 30, 1995 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.







Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings



                                                     Three Months Ended
                                                        September 30
                                                     1995        1994
                                               (Unaudited)

Operating revenue                               $21,627,585    $18,347,565

Operating expenses and costs:
 Salaries, wages and fringe benefits              7,405,188      5,536,018
 Operating supplies and expense                   6,047,284      5,183,759
 Insurance, taxes and licenses                    2,308,290      1,624,274
 Depreciation and amortization                    2,388,075      1,600,897
 Rents and purchased transportation                 942,850        970,532
 Other                                              297,725        310,333
                                                 19,389,412     15,225,813
Operating income                                  2,238,173      3,121,752

Other income                                         57,359         28,086

Interest expense                                    849,335        471,025
Income before income taxes                        1,446,197      2,678,813

Federal and state income taxes
          Current                                   521,000        894,923
          Deferred                                   36,000        123,077
                                                    557,000      1,018,000

Net income                                          889,197      1,660,813

Retained earnings at beginning of period         21,181,034     15,164,892
Retained earnings at end of period              $22,070,231    $16,825,705

Earnings per share:
Net income per share (Note B)                         $0.20          $0.37

Average shares and share equivalents
 outstanding                                      4,441,151      4,433,822


See notes to consolidated financial statements.









Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                        Three Months Ended
                                                           September 30
                                              1995          1994
                                                          (Unaudited)
Operating activities
Net income                                       $  889,197     $1,660,813
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                   2,388,075      1,600,806
  Provision for losses on accounts
   receivable                                         7,500          7,500
  Provision for deferred income taxes                36,000        104,772
  Loss on disposal of equipment                      22,221              -
  Changes in operating assets and liabilities:
   Accounts receivable                              416,607     (1,481,006)
   Prepaid expenses and supplies                    230,896       (227,161)
   Accounts payable, accrued expenses,
    taxes payable, and other liabilities            333,815      1,558,541
   Other assets                                           -        451,188
Net cash provided by operating activities         4,324,311      3,675,453

Investing activities
Purchases of property and equipment             (9,357,039)      (167,889)
Purchases of marketable securities                (257,778)             -
Proceeds from maturities of restricted
 investments                                             -        100,000
Purchases of restricted investments                 (1,277)          (848)
Proceeds from the sale of equipment               2,748,500     1,656,000
Net cash provided by (used in)
investing activities                             (6,867,594)    1,587,263

Financing activities
Proceeds from long-term borrowing                 9,812,203             -
Principal payments on long-term debt and
 capital lease obligations                       (4,279,803)   (2,527,513)
Net cash provided by (used in)
 financing activities                             5,532,400    (2,527,513)
Increase in cash and cash equivalents             2,989,117     2,735,203
Cash and cash equivalents at beginning
 of period                                       12,324,394     8,398,287

Cash and cash equivalents at end
 of period                                      $15,313,511   $11,133,490

See notes to consolidated financial statements.
Notes to Consolidated Financial Statements (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 1995.


Note B - Net Income Per Share

                                                  Three Months Ended
                                                     September 30
                                                  1995         1994
                                                      (Unaudited)

Average number of common shares
 outstanding                                   4,327,704      4,312,704
Net effect of dilutive stock warrants
 and options                                     113,447        121,118
Average shares and share equivalents
 outstanding                                   4,441,151      4,433,822
Net income for the period                     $  889,197     $1,660,813
Per share                                           $.20           $.37

















ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- First Quarter

Operating revenue for the first quarter of fiscal 1996 (ended September 30, 1995) increased to $21,627,585 from $18,347,565 representing an increase of $3,280,020 or 17.9% over the comparable period in fiscal 1995. The Company's fleet expanded from 577 trucks at September 30, 1994 to 745 trucks at September 30, 1995. The increase in operating revenue over the same period of fiscal 1995 is primarily attributable to the increased number of shipments transported by the Company's larger fleet of trucks and trailers. Operations of the Company were affected in the first quarter of fiscal 1996 by excess capacity in the truckload industry, which led to increased competition for freight. This competition resulted in, among other things, discounted pricing which reduced per-mile operating revenues for the Company.

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, increased as a percentage of revenue to 34.2% in the first quarter of fiscal 1996 from 30.2% in the first quarter of fiscal 1995. The Company afforded its drivers a two-cent per-mile increase in pay in April of 1994, and implemented a five-cent per-mile performance bonus program in July of 1994. Company drivers were awarded approximately $480,000 in bonuses for the three-month period ended September 30, 1995 as compared with $370,000 awarded during the three-month period ended September 30, 1994. These higher per-mile costs were substantially passed through to the Company's customers in the form of rate increases in the fiscal 1995 period. In fiscal 1996 however, increased competition for available freight resulted in a decrease in per-mile operating revenue. The Company expects that competition for drivers will continue and that future pay increases may be necessary to attract and retain qualified drivers to operate its trucks.

Operating supplies and expenses, as a percentage of revenue, decreased slightly to 28% in the first quarter of fiscal 1996 from 28.3% in the comparable period of fiscal 1995, due primarily to increased fuel efficiency and decreased maintenance costs of the new trucks. Insurance, taxes, and licenses increased to 10.7% of revenue in fiscal 1996 from 8.9% in fiscal 1995 due to the timing of new equipment additions during fiscal 1996. Depreciation and amortization increased to 11% of revenue in fiscal 1996 from 8.7% in the same period of fiscal 1995 due to the Company's larger fleet. Rents and purchased transportation decreased to 4.4% of revenue in fiscal 1996 from 5.3% in fiscal 1995 due to a proportionate decrease in revenue from intermodal activities.

Although operating revenue grew by 17.9%, operating expenses increased by $4,163,599 or 27.3%. Accordingly, the Company's operating ratio proficiency declined to 89.7% in the first fiscal quarter of 1996 from 83% in the same period of fiscal 1995.

Interest expense increased to 3.9% of revenue in the first quarter of fiscal 1996 from 2.6% recorded in the first quarter of fiscal 1995, due to new loans and capital leases incurred as a result of the expansion of the Company's fleet.

The Company's effective income tax rate increased slightly to 38.5% of pre-tax net income for the first quarter of fiscal 1996 from 38% in the first quarter of fiscal 1995.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cont'd

Net income for the first quarter of fiscal 1996 ended September 30, 1995 was $889,197 ($.20 per share) compared to $1,660,813 ($.37 per share) during the comparable period of fiscal 1995, a decrease of $771,616 or 46.5% for the period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Although diesel fuel costs have remained relatively stable during the first quarter of fiscal 1996, the price of fuel fluctuates due to market influences around the globe. Historically, increased fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. However, it is unknown if market conditions would allow future rate increases or fuel surcharges to cover additional costs. Future cost increases or shortages of fuel could effect the Company's future profitability.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flows generated from operations and proceeds from borrowings. The Company typically extends credit to its customers, billing freight charges after delivery. Accordingly, the ability of the Company to generate cash to satisfactorily meet its ongoing cash needs is substantially dependent upon timely payment by its customers. The Company has not experienced significant uncollectible accounts receivable.

Operating activities provided $4.3 million for the first three months of fiscal 1996 compared to $3.7 million for the same period of fiscal 1995. Cash flows from operations in the first quarter of fiscal 1996 were the result of $.9 million provided from results of operations, $2.4 million in depreciation and $1 million net increase in operating assets and liabilities. Investing activities used net cash of $6.9 million during the first quarter of fiscal 1996 compared to $1.6 million net cash provided in the same period of fiscal 1995. Purchases of new equipment and marketable securities totaling $9.6 million were offset by $2.7 million in proceeds from equipment sales for 1996. Financing activities provided net cash of $5.5 million during the first quarter of fiscal 1996 compared to $2.5 million cash used in the first quarter of 1995. In 1996, proceeds from long-term borrowings of $9.8 million were offset by repayment on long-term debt and capital leases of $4.3 million.

The Company's working capital at September 30, 1995 was $15.1 million compared to $14.8 million at June 30, 1995. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital is sufficient for its short-term needs.

Management of the Company intends, in the long-term, to continue to expand its fleet. At September 30, 1995, negotiations for the purchase of 270 new tractors had been finalized, with acquisition costs totaling $16.6 million. The Company plans to finance these equipment acquisitions through long-term debt or lease agreements. During the first quarter of fiscal 1996, the Company took delivery of 345 trailers and 143 trucks and traded in 110 older trucks, making a net addition to the Company's fleet of approximately 33 trucks and 345 trailers. Management believes that net revenues derived from the operation of this new equipment will be sufficient to meet the debt or lease payment obligations and working capital needs related thereto. However, to the extent that such revenues are insufficient for such purposes, the Company may be required to rely on additional borrowings or equity offerings to meet its capital asset needs.




































PART II   OTHER INFORMATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNON EXPRESS, INC.
(Registrant)



Date: November 14, 1995        Dean G. Cannon
                               President, Chairman of the Board,
                                Chief Executive officer and Chief
                                 Accounting Officer



Date: November 14, 1995        Rose Marie Cannon
                               Secretary, Treasurer and Director