Form 10-Q
period 1995-12-31
CANNON EXPRESS INC
filed 1996-02-13
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-Q

 ( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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


 Number of shares of $.01 par value common stock outstanding at January 31, 1996:

 Class A - 2,161,352
 Class B - 2,166,352

 INDEX

 CANNON EXPRESS, INC. and SUBSIDIARIES




 PART 1 -- FINANCIAL INFORMATION


 ITEM 1 -- Financial Statements (Unaudited)

 Consolidated Balance Sheets
  as of  December 31, 1995 and June 30, 1995 ........         1
 Consolidated Statements of Income and Retained Earnings
  for the Three Months and Six Months
   Ended December 31, 1995 and 1994  ............             3
 Consolidated Statements of Cash Flows
  for the Six Months Ended December 31, 1995 and 1994  ...    4
 Notes to Consolidated Financial Statements  ........         5


 ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations  ...........            6





 PART II -- OTHER INFORMATION

 ITEM 1-Legal Proceedings  .................                  *
 ITEM 2-Changes in Securities  ...............                *
 ITEM 3-Defaults Upon Senior Securities  ..........           *
 ITEM 4-Submission of Matters to a Vote of Security-Holders   10
 ITEM 5-Other Information  .................                  *
 ITEM 6-Exhibits and Reports on Form 8-K ..........           *








 *No information submitted under this caption.




 PART 1.

 ITEM 1. Financial Statements (Unaudited)

 Cannon Express, Inc. and Subsidiaries

 Consolidated Balance Sheets

                                          December 31    June 30
                                              1995         1995
                                          (Unaudited)    (Note)
 Assets
 Current assets:
  Cash and cash equivalents              $18,384,944  $12,324,394
  Marketable securities                    4,642,015    3,493,187
  Receivables, net of allowance for
   doubtful accounts
   (December 31, 1995-$156,175;
    June 30, 1995-$141,175):
     Trade                                 8,578,326    9,084,562
     Other                                    58,358      661,917
  Prepaid expenses and supplies            1,283,082    1,680,448
 Total current assets                     32,946,725   27,244,508

 Property and equipment:
  Land, buildings and improvements         1,143,453    1,143,453
  Revenue equipment                       69,076,700   59,093,534
  Service, office and other equipment      2,158,288    2,129,664
                                          72,378,441   62,366,651
  Less allowances for depreciation        14,221,293   14,478,734
                                          58,157,148   47,887,917
 Other assets:
  Receivable from stockholders                23,406       23,406
  Restricted cash                            814,974      813,671
  Other                                    1,116,636    1,293,757
 Total other assets                        1,955,016    2,130,834

                                         $93,058,889  $77,263,259


 Note: The balance sheet at June 30, 1995 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 See notes to consolidated financial statements.




 Cannon Express, Inc. and Subsidiaries

 Consolidated Balance Sheets(Continued)



                                            December 31   June 30
                                               1995          1995
                                            (Unaudited)    (Note)
 Liabilities and stockholders' equity
 Current liabilities:
  Trade accounts payable                 $   661,504   $  459,319
  Accrued expenses:
    Insurance reserves                     1,472,945    1,337,331
    Other                                  1,822,340    1,485,615
  Federal and state income taxes payable   1,384,639      435,930
  Deferred income taxes                       75,000       29,000
  Current portion of long-term debt       12,822,744    8,727,272
 Total current liabilities                18,239,172   12,474,467

 Long-term debt, less current portion     43,640,227   35,353,262
 Deferred income taxes                     3,292,000    3,833,000
 Other liabilities                           569,632      279,255

 Stockholders' equity:
  Class A common stock: $.01 par value;
   authorized 10,000,000 shares;
    issued 2,219,477 shares                   22,195       22,195
  Class B common stock: $.01 par value;
   authorized 10,000,000 shares;
    issued 2,224,477 shares                   22,245       22,245
  Additional paid-in capital               3,542,356    3,542,356
  Retained earnings                       22,633,859   21,181,034
  Unrealized appreciation on marketable
   securities, net of income taxes         1,468,978      927,220
                                          27,689,633   25,695,050
  Less treasury stock,
    at cost (116,250 shares)                 371,775      371,775
                                          27,317,858   25,323,275

                                         $93,058,889  $77,263,259


 Note: The balance sheet at June 30, 1995 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 See notes to consolidated financial statements.




 Cannon Express, Inc. and Subsidiaries

 Consolidated Statements of Income and Retained Earnings


                          Three Months Ended      Six Months Ended
                              December 31            December 31
                           1995        1994       1995       1994
                              (Unaudited)             (Unaudited)
 Operating revenue     $22,205,240 $19,749,204 $43,832,825  $38,096,769

 Operating expenses and costs:
  Salaries, wages and
   fringe benefits       7,706,350   5,963,326  15,111,538   11,499,344
  Operating supplies and
    expense              6,217,455   5,206,973  12,264,739   10,390,732
  Insurance, taxes and
   licenses              2,604,719   1,818,486   4,913,009    3,442,760
  Depreciation and
   amortization          2,511,208   1,805,407   4,899,283    3,406,304
  Rents and purchased
   transportation        1,107,700   1,077,443   2,050,550    2,047,975
  Other                    427,901     297,722     725,626      608,055
                        20,575,333  16,169,357  39,964,745   31,395,170
 Operating income        1,629,907   3,579,847   3,868,080    6,701,599

 Gain on securities
  sales                     74,643           -      74,643            -
 Other income              175,502     (6,928)     232,861       21,158
                           250,145     (6,928)     307,504       21,158

 Interest expense          963,424     469,944   1,812,759      940,969
 Income before income
  taxes                    916,628   3,102,975   2,362,825    5,781,788

 Federal and state income taxes
    Current                580,000   1,170,077   1,101,000    2,065,000
    Deferred              (227,000)      8,923    (191,000)     132,000
                           353,000   1,179,000     910,000    2,197,000
 Net income                563,628   1,923,975   1,452,825    3,584,788

 Retained earnings at
  beginning of period   22,070,231  16,825,705  21,181,034   15,164,892
 Retained earnings at
  end of period        $22,633,859 $18,749,680 $22,633,859  $18,749,680

 Earnings per share:
 Net income per
  share (Note B)             $0.13       $0.43       $0.33        $0.81
 Average shares and share
  equivalents
   outstanding           4,420,122   4,442,542   4,430,637    4,438,182

 See notes to consolidated financial statements.




 Cannon Express, Inc. and Subsidiaries

 Consolidated Statements of Cash Flows

                                                Six Months Ended
                                                   December 31
                                              1995           1994
                                                   (Unaudited)

 Operating activities
 Net income                                $ 1,452,825  $ 3,584,788
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization             4,899,283    3,406,304
   Provision for losses on accounts
    receivable                                  15,000       10,749
   Provision (credit) for deferred

    income taxes                              (191,000)     132,000
   Loss on disposals of assets                   7,259       43,869
   Gain on sale of marketable securities       (74,643)           _
   Changes in operating assets and liabilities:
    Accounts receivable                      1,094,795   (1,649,978)
    Prepaid expenses and supplies              397,366      (21,117)
    Accounts payable, accrued expenses,
     taxes payable, and other liabilities    1,300,384    1,811,836

    Other assets                                (9,377)     473,783
 Net cash provided by operating activities   8,891,892    7,792,234

 Investing activities
 Purchases of property and equipment       (12,433,273) (10,245,204)
 Purchases of marketable securities           (307,635)           -
 Proceeds from maturities of restricted
  investments                                        -      100,000
 Purchases of restricted investments            (1,303)        (848)

 Sales of marketable securities                114,355            -
 Proceeds from the sale of equipment         6,556,907    1,711,226
 Net cash used in investing activities      (6,070,949)  (8,434,826)

 Financing activities
 Proceeds from long-term borrowing          12,859,814    9,920,035
 Principal payments on long-term debt and
  capital lease obligations                 (9,620,207)  (4,130,744)

 Net cash provided by financing activities   3,239,607    5,789,291
 Increase in cash and cash equivalents       6,060,550    5,146,699
 Cash and cash equivalents at beginning
  of period                                 12,324,394    8,398,287

 Cash and cash equivalents at
  end of period                            $18,384,944  $13,544,986
 See notes to consolidated financial statements.




 Notes to Consolidated Financial Statements (Unaudited)



 Note A - Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
 Operating results for the three month and six month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 1995.


 Note B - Net Income Per Share
                             Three Months Ended      Six Months Ended
                                 December 31            December 31
                              1995       1994       1995        1994
                                 (Unaudited)            (Unaudited)

 Average number of common
  shares outstanding        4,327,704  4,312,704   4,327,704  4,312,704
 Net effect of dilutive stock
  warrants and options         92,418    129,838     102,933    125,478
 Average shares and share
  equivalents outstanding   4,420,122  4,442,542   4,430,637  4,438,182
 Net income for the period $  563,628 $1,923,975  $1,452,825 $3,584,788
 Per share                       $.13       $.43        $.33       $.81

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations -- Second Quarter

 Operating revenue for the second quarter of fiscal 1996 (ended December 31, 1995) increased to $22,205,240 from $19,749,204 representing an increase of $2,456,036 or 12.4% over the comparable period in fiscal 1995. The Company's fleet expanded from 649 trucks at December 31, 1994 to 820 trucks at December 31, 1995. The increase in operating revenue over the same period of fiscal 1995 is primarily attributable to the increased number of shipments to existing customers transported by the Company's larger fleet of trucks and trailers. Operations of the Company continued to be affected in the second quarter of fiscal 1996 by excess capacity in the truckload industry, which led to increased competition for freight. This competition resulted in, among other things, discounted pricing which reduced per-mile operating revenues for the Company. In response to changing competition within the industry, the Company has increased its sales efforts, focusing its attention on adding new customers and shipments to augment shipments of its existing customers.

 Salaries, wages, and fringe benefits, made up primarily of drivers' wages, increased as a percentage of revenue to 34.7% in the second quarter of fiscal 1996 from 30.2% in the second quarter of fiscal 1995. Company drivers were awarded approximately $515,000 in bonuses for the three-month period ended December 31, 1995 as compared with $450,000 awarded during the three-month period ended December 31, 1994. These higher per-mile costs were substantially passed through to the Company's customers in the form of rate increases in the fiscal 1995 period. During fiscal 1996 however, the before mentioned increased competition for available freight within the industry precluded the passing of rate increases on to the customer. The Company expects that competition for drivers will continue and that future pay increases may be necessary to attract and retain qualified drivers to operate its trucks.

 Operating supplies and expenses, as a percentage of revenue, increased to 28.0% in the second quarter of fiscal 1996 from 26.4% in the comparable period of fiscal 1995, due primarily to the increased number of trucks and trailers. Insurance, taxes, and licenses increased to 11.7% of revenue in fiscal 1996 from 9.2% in fiscal 1995 due to the timing of new equipment additions during fiscal 1996. Depreciation and amortization increased to 11.3% of revenue in fiscal 1996 from 9.1% in the same period of fiscal 1995. This increase is attributable to the expansion of the Company's fleet during fiscal 1996. Rents and purchased transportation decreased slightly to 5.0% of revenue in fiscal 1996 from 5.5% in fiscal 1995 due to a proportionate decrease in revenue from intermodal activities.

 Although operating revenue for the second quarter of 1996 grew by 12.4% over the comparable period of 1995, operating expenses increased by $4,405,976 or 27.3%. Accordingly, the Company's operating ratio increased to 92.7% in the second fiscal quarter of 1996 from 81.9% in the same period of fiscal 1995.

 Interest expense increased to 4.3% of  revenue in the second quarter of




 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cont'd

 fiscal 1996 from 2.4% recorded in the second quarter of fiscal 1995, due to new loans and capital leases incurred as a result of the expansion of the Company's fleet.

 The Company's effective income tax rate increased slightly to 38.5% of pre-tax net income for the second quarter of fiscal 1996 from 38% in the second quarter of fiscal 1995.

 Net income for the second quarter of fiscal 1996 ended December 31, 1995 was $563,628 ($.13 per share) compared to $1,923,975 ($.43 per share)
 during the comparable period of fiscal 1995, a decrease of $1,360,347 or 70.7% for the period.

 Results of Operations - Six Month Period

 Operating revenue for the first six months of fiscal 1996 ended December 31, 1995 increased to $43,832,825 from $38,096,769 in the comparable period of fiscal 1995 representing an increase of 15.1%. As in the three-month period, the increase in operating revenue over the same period of fiscal 1995 is primarily attributable to the increased number of shipments transported by the Company's larger fleet of trucks and trailers. Operating income declined to $3,868,080 in the six months ended December 31, 1995 from $6,701,599 during the comparable period of fiscal 1995, a decrease of 42.3%.

 Salaries, wages, and fringe benefits increased to 34.5% of revenues in the six-month period of fiscal 1996 up from the 30.2% reported in the six-month period of fiscal 1995. Higher driver wages were only partially offset by rate increases to the Company's customers, as such, increased competition for freight within the industry resulted in a continuing decrease in per-mile operating revenue for the first six months of fiscal 1996. Operating supplies and expenses increased to 28.0% of revenue in fiscal 1996 from 27.3% in fiscal 1995. Insurance, taxes and licenses increased to 11.2% of revenue during fiscal 1996 from 9.0% in fiscal 1995 due to increased costs associated with the Company's larger fleet of revenue equipment. Depreciation and amortization, as a percentage of revenue, increased to 11.2% of revenue in fiscal 1996 from 8.9% in the same period of fiscal 1995 due principally to the addition of new equipment.

 Rents and purchased transportation decreased to 4.7% in the first six months of fiscal 1996 from 5.4% during the comparable period of fiscal

 1995 due primarily to a proportionate decrease in revenue from intermodal activities. Other expenses remained steady at 1.7% of revenue in fiscal 1996 and 1.6% during the same fiscal period in 1995.

 The Company's effective tax rate increased to 38.5% of pre-tax net income in the six-month period of fiscal 1996 from 38% in the comparable period of fiscal 1995.




 Net income for the first six months of fiscal 1996 ended December 31, 1995 was $1,452,825 ($.33 per share) compared to $3,584,788 ($.81 per share)
 during the comparable period of fiscal 1995, a decline of $2,131,963 or 59.5% for the six-month period.

 Fuel Cost and Availability

 The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Although diesel fuel costs have remained relatively stable during the first two quarters of fiscal 1996, the price of fuel fluctuates due to market influences around the globe.

 Historically, increased fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. However, it is unknown if market conditions would allow future rate increases or fuel surcharges to cover additional costs. Future cost increases or shortages of fuel could affect the Company's future profitability.

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


 Operating activities provided $8.9 million for the first six months of fiscal 1996 compared to $7.8 million for the same period of fiscal 1995. Cash flows from operations in the first two quarters of fiscal 1996 were the result of $1.5 million provided from results of operations, $4.9 million in depreciation and $2.5 million decrease in investment in net working capital assets and liabilities. Investing activities used net cash of $6.1 million during the first six months of fiscal 1996 compared to $8.4 million net cash used in the same period of fiscal 1995.

 Purchases of new equipment and marketable securities totaling $12.7 million were offset by $6.6 million in proceeds from equipment sales for 1996. Financing activities provided net cash of $3.2 million during the first quarter of fiscal 1996 compared to $5.8 million cash provided in the first quarter of 1995. During fiscal 1996, proceeds from long-term borrowings of $12.8 million were offset by repayment on long-term debt and capital leases of $9.6 million.


 The Company's working capital at December 31, 1995 was $14.7 million compared to $14.8 million at June 30, 1995. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital is sufficient for its short-term needs.




 Management of the Company intends, in the long-term, to continue to expand its fleet. At December 31, 1995, negotiations for the purchase of 90 new tractors had been finalized, with acquisition costs totaling $5.5 million. The Company plans to finance these equipment acquisitions through long-term debt or lease agreements. During the second quarter of fiscal 1996, the Company took delivery of 100 trucks and disposed of 25 older trucks, making a net addition to the Company's fleet of approximately 75 trucks. Management believes that net revenues derived from the operation of this new equipment will be sufficient to meet the debt or lease payment obligations and working capital needs related thereto. However, to the extent that such revenues are insufficient for such purposes, the Company may be required to rely on additional borrowings or equity offerings to meet its capital asset needs.

 Stock Recapitalization


 On January 29, 1996 the Company announced that its Board of Directors had approved a recapitalization plan which would take private its Class B Common Stock and reclassify its two existing classes of common stock into a new, single class of publicly traded common stock. The Company's existing Class A Common Stock and Class B Common Stock are currently traded on the NASDAQ National Market System under the symbols CANXA and CANXB.


 The recapitalization plan would effect a 1-for-500,000 reverse split of the Company's non-voting Class B Common Stock and convert each whole share of Class B Common Stock outstanding after the reverse stock split into 493,150 shares of voting Class A Common Stock. All shareholders who own fewer than 500,000 shares of Class B Common Stock on January 26, 1996 will be paid a cash price of $9.00 per share. The Company intends to fund these payments with existing working capital.

 Over the past year the Board of Directors has been exploring alternatives to increase shareholder value, and has determined to eliminate the dual class structure and to return to a single, publicly-traded class of common stock. On January 26, 1996 a special committee of the Board of Directors concluded that the recapitalization plan was in the best interests of both the Company and the shareholders. The special committee considered various factors before recommending that the Board approve the recapitalization plan, including the opinion of its financial advisor, Llama Company, that the $9.00 per share of Class B Common Stock price is fair to the shareholders of Class B Common Stock.

 The Board will submit the recapitalization plan for approval at a special meeting of shareholders to be held in March, 1996. If the recapitalization plan is consummated, the Company will de-register the Class B Common Stock with the Securities and Exchange Commission. The
 Class A Common Stock, to be reclassified into a new, single class of common stock, will remain outstanding and continue to be traded on the




 NASDAQ National Market System. The Company will remain a public company and continue to file reports with the SEC, including Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

 The Company anticipates that it will mail a proxy statement to its stockholders in late February, 1996 with respect to a stockholders' meeting to be held in March, 1996 to consider the recapitalization proposal. This proxy statement will contain a complete description of the recapitalization proposal. Stockholders and investors are urged to carefully review this proxy statement.




 PART II   OTHER INFORMATION

 ITEM 4. Submission of Matters to a Vote of Security Holders

 On November 21, 1995, the Annual Meeting of Stockholders was held in Springdale, Arkansas. The only matter submitted to a vote of the stockholders was the reelection of the Company's current Board of Directors whose terms expire in 1995. Over 99% of the shares present or represented by proxy were voted in favor of management's nominees.


 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






 CANNON EXPRESS, INC.
 (Registrant)




 Date: February 13, 1996         Dean G. Cannon
                                  President, Chairman of the Board,
                                   Chief Executive Officer and Chief
                                    Accounting Officer




 Date: February 13, 1996          Rose Marie Cannon
                                   Secretary, Treasurer and Director