Form 10-Q
period 1996-03-31
CANNON EXPRESS INC
filed 1996-05-15
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-Q

 ( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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



 Number of shares of $.01 par value common stock outstanding at April 30,
 1996:       3,147,652

 INDEX

 CANNON EXPRESS, INC. and SUBSIDIARIES




 PART 1 -- FINANCIAL INFORMATION


 ITEM 1 -- Financial Statements (Unaudited)

 Consolidated Balance Sheets
  as of March 31, 1996 and June 30, 1995 ..........           1
 Consolidated Statements of Income and Retained Earnings
  for the Three Months and Nine Months Ended March 31, 1996
   and 1995  ........................                         3
 Consolidated Statements of Cash Flows
  for the Nine Months Ended March 31, 1996 and 1995  ....     4
 Notes to Consolidated Financial Statements  ........         5


 ITEM 2-Management's Discussion and Analysis of Financial
   Condition and Results of Operations ...........            6





 PART II -- OTHER INFORMATION

 ITEM 1-Legal Proceedings  .................                  *
 ITEM 2-Changes in Securities  ...............                *
 ITEM 3-Defaults Upon Senior Securities  ..........           *
 ITEM 4-Submission of Matters to a Vote of Security-Holders   10
 ITEM 5-Other Information  .................                  10
 ITEM 6-Exhibits and Reports on Form 8-K ..........           10








 *No information submitted under this caption.




 PART 1.

 ITEM 1. Financial Statements (Unaudited)

 Cannon Express, Inc. and Subsidiaries

 Consolidated Balance Sheets


                                           March 31       June 30
                                              1996          1995
                                         (Unaudited)      (Note)
 Assets
 Current assets:
  Cash and cash equivalents              $14,434,590  $12,324,394
  Marketable securities                    4,102,046    3,493,187
  Receivables, net of allowance for
   doubtful accounts
   (March 31, 1996-$163,675;
    June 30, 1995-$141,175):
      Trade                               12,409,492    9,084,562
      Other                                    3,319      661,917
  Prepaid expenses and supplies            2,894,626    1,680,448
 Total current assets                     33,844,073   27,244,508

 Property and equipment:
  Land, buildings and improvements         1,143,453    1,143,453
  Revenue equipment                       72,090,890   59,093,534
  Service, office and other equipment      2,220,175    2,129,664
                                          75,454,518   62,366,651
  Less allowances for depreciation        16,906,065   14,478,734
                                          58,548,453   47,887,917
 Other assets:
  Receivable from stockholders                23,406       23,406
  Restricted cash                            816,397      813,671
  Other                                    1,028,168    1,293,757
 Total other assets                        1,867,971    2,130,834
                                         $94,260,497  $77,263,259


 Note: The balance sheet at June 30, 1995 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 See notes to consolidated financial statements.




 Cannon Express, Inc. and Subsidiaries

 Consolidated Balance Sheets                  (Continued)



                                            March 31      June 30
                                              1996          1995
                                          (Unaudited)     (Note)
 Liabilities and stockholders' equity
 Current liabilities:
  Trade accounts payable               $     570,268  $   459,319
  Accrued expenses:
   Insurance reserves                      1,875,861    1,337,331
   Other                                   2,788,018    1,485,615
  Federal and state income taxes payable     816,782      435,930
  Deferred income taxes                      211,400       29,000
  Current portion of long-term debt       12,761,677    8,727,272
 Total current liabilities                19,024,006   12,474,467

 Long-term debt, less current portion     44,241,724   35,353,262
 Deferred income taxes                     3,384,800    3,833,000
 Other liabilities                           554,670      279,255

 Stockholders' equity:
  Class A common stock: $.01 par value;
   authorized 10,000,000 shares;
    issued 2,219,477 shares                   22,195       22,195
  Class B common stock: $.01 par value;
   authorized 10,000,000 shares;
    issued 2,224,477 shares                   22,245       22,245
  Additional paid-in capital               3,542,356    3,542,356
  Retained earnings                       22,635,979   21,181,034
  Unrealized appreciation on marketable
   securities, net of income taxes         1,204,297      927,220
                                          27,427,072   25,695,050
  Less treasury stock, at cost
  (116,250 shares)                           371,775      371,775
                                          27,055,297   25,323,275

                                         $94,260,497  $77,263,259


 Note: The balance sheet at June 30, 1995 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 See notes to consolidated financial statements.




 Cannon Express, Inc. and Subsidiaries
 Consolidated Statements of Income and Retained Earnings


                            Three Months Ended   Nine Months Ended
                                March 31             March 31
                           1996         1995      1996        1995
                              (Unaudited)            (Unaudited)
 Operating revenue      $21,946,007 $20,401,630 $65,778,832 $58,498,399
 Operating expenses and costs:
  Salaries, wages and
   fringe benefits        7,771,191   6,388,170  22,882,729  17,887,514
  Operating supplies
   and expense            6,743,710   5,760,578  19,008,449  16,151,310
  Insurance, taxes
   and licenses           2,636,549   1,940,414   7,549,558   5,383,174
  Depreciation and
   amortization           2,788,303   2,063,273   7,687,586   5,469,577
  Rents and purchased
   transportation           943,541   1,165,770   2,994,091   3,213,745
  Other                     441,365     335,775   1,166,991     943,830
                         21,324,659  17,653,980  61,289,404  49,049,150
 Operating income           621,348   2,747,650   4,489,428   9,449,249

 Gain on securities sales   151,570           -     226,213           -
 Other income               173,206     109,880     406,067     131,038
                            324,776     109,880     632,280     131,038

 Interest expense           943,004     624,982   2,755,763   1,565,951
 Income before income taxes   3,120   2,232,548   2,365,945   8,014,336

 Federal and state income taxes
   Current                 (230,000)    705,000     871,000   2,770,000
   Deferred                 231,000     183,000      40,000     315,000
                              1,000     888,000     911,000   3,085,000
 Net income                   2,120   1,344,548   1,454,945   4,929,336
 Retained earnings at
  beginning of period    22,633,859  18,749,680  21,181,034  15,164,892
 Retained earnings at
  end of period         $22,635,979 $20,094,228 $22,635,979 $20,094,228

 Earnings per share:
 Net income per
  share (Note B)              $0.00       $0.41       $0.45       $1.51
 Average shares and share
  equivalents outstanding 3,234,519   3,274,743   3,244,752   3,269,705

 Note: Average shares outstanding and earnings per share for current and prior period balances reflect the effects of the Recapitalization Plan which was approved by shareholders at a special meeting held April 10, 1996.

 See notes to consolidated financial statements.




 Cannon Express, Inc. and Subsidiaries

 Consolidated Statements of Cash Flows
                                               Nine Months Ended
                                                     March 31
                                             1996             1995
                                                  (Unaudited)


 Operating activities
 Net income                                 $ 1,454,945 $ 4,929,336
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization             7,687,586    5,469,577
   Provision for losses on
    accounts receivable                         22,500       17,163
   Provision for deferred income taxes          40,000      315,000

   Loss on disposal of assets                   15,436       30,170
   Gain on sale of marketable securities      (226,213)           _
   Changes in operating assets and liabilities:
     Accounts receivable                    (2,688,831)  (1,736,840)
     Prepaid expenses and supplies          (1,214,178)    (908,286)
     Accounts payable, accrued expenses,
      taxes payable, and other liabilities   2,173,779    2,825,661
     Other assets                              (14,160)     538,053

 Net cash provided by operating activities   7,250,864   11,479,834

 Investing activities
 Purchases of property and equipment       (15,542,770) (16,989,379)
 Purchases of marketable securities           (307,635)           -
 Proceeds from maturities of restricted
  investments                                         -     100,000
 Purchases of restricted investments            (2,726)     (10,848)
 Sales of marketable securities                375,520            -

 Proceeds from the sale of equipment         6,556,908    3,927,112
 Net cash used in investing activities      (8,920,703) (12,973,115)

 Financing activities
 Proceeds from long-term borrowing          15,907,421    9,920,035
 Principal payments on long-term debt and
  capital lease obligations                (12,127,386)  (7,660,316)
 Net cash provided by financing activities   3,780,035    2,259,719

 Increase in cash and cash equivalents       2,110,196      766,438
 Cash and cash equivalents at beginning
  of period                                 12,324,394    8,398,287

 Cash and cash equivalents at end
  of period                                $14,434,590  $ 9,164,725

 See notes to consolidated financial statements.




 Notes to Consolidated Financial Statements (Unaudited)





 Note A - Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
 Operating results for the three month and nine month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 1995.


 Note B - Net Income Per Share
                             Three Months Ended        Nine Months Ended
                                   March 31                March 31
                              1996        1995         1996        1995
                                 (Unaudited)              (Unaudited)

 Average number of common
  shares outstanding         3,147,652   3,142,652   3,147,652  3,142,652
 Net effect of dilutive stock
  warrants and options          86,867     132,091      97,100    127,053
 Average shares and share
  equivalents outstanding    3,234,519   3,274,743   3,244,752  3,269,705
 Net income for the period  $    2,120  $1,344,548  $1,454,945 $4,929,336
 Per share                        $.00        $.41        $.45      $1.51









 Note: Average shares outstanding and earnings per share for current and prior period balances reflect the effects of the Recapitalization Plan which was approved by shareholders at a special meeting held April 10, 1996.




 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations --Third Quarter

 Operating revenue for the third quarter of fiscal 1996 (ended March 31, 1996) increased to $21,946,007 from $20,401,630 representing an increase of $1,544,377 or 7.6% over the comparable period in fiscal 1995. The Company's fleet expanded by 28.3% from 678 trucks at March 31, 1995 to 870 trucks at March 31, 1996. The increase in operating revenue over the same period of fiscal 1995 is primarily attributable to the increased number of shipments to existing customers transported by the Company's larger fleet of trucks and trailers. Operations of the Company continued to be affected in the third quarter of fiscal 1996 by excess capacity in the truckload industry, which led to downward pressure on rate per-mile caused by increased competition for freight. Therefore, the increase in operating costs related to the fleet expansion was not offset by increased revenue. Although the number of shipments increased by 27.8% the Company's capacity continued to exceed the demand for services forcing per-mile revenue lower as the Company focused on moving available freight, in many cases servicing less profitable lanes, and in other cases, reducing its rates to customers to meet competition. In addition, the Company experienced a shortage of qualified drivers which impaired its ability to produce revenue. The Company is increasing its sales efforts and is undertaking steps which it believes will increase the demand for its services.

 Salaries, wages, and fringe benefits, made up primarily of drivers' wages, increased as a percentage of revenue to 35.4% in the third quarter of fiscal 1996 from 31.3% in the third quarter of fiscal 1995. Company drivers were awarded approximately $466,000 in bonuses for the three-month period ended March 31, 1996 as compared with $470,000 awarded during the three-month period ended March 31, 1995. Higher per-mile costs in fiscal 1995 were substantially passed through to the Company's customers in the form of rate increases. However, during fiscal 1996 the Company experienced reduced revenue per-mile with no reduction in its per-mile expense. The Company expects that competition for drivers will continue and that future pay increases may be necessary to attract and retain qualified drivers.

 Operating supplies and expenses, as a percentage of revenue, increased to 30.7% in the third quarter of fiscal 1996 from 28.2% in the comparable period of fiscal 1995, due primarily to higher fuel costs and the increased number of trucks and trailers. Insurance, taxes, and licenses increased to 12.0% of revenue in fiscal 1996 from 9.5% in fiscal 1995 due to the timing of new equipment additions during fiscal 1996. Depreciation and amortization increased to 12.7% of revenue in fiscal 1996 from 10.1% in the same period of fiscal 1995. This increase is attributable to the expansion of the Company's fleet during fiscal 1996. Rents and purchased transportation decreased to 4.3% of revenue in fiscal 1996 from 5.7% in fiscal 1995 due to a proportionate decrease in revenue from intermodal activities.

 Although operating revenue for the third quarter of 1996 grew by 7.6% over the comparable period of 1995, operating expenses increased by $3,670,679




 ITEM 2.  Management's Discussion and Analysis of Financial Condition and
 Results of   Operations--Cont'd.

 or 20.8%. Accordingly, the Company's operating ratio increased to 97.2% in the third fiscal quarter of 1996 from 86.5% in the same period of fiscal 1995.

 Interest expense increased to 4.3% of revenue in the third quarter of fiscal 1996 from 3.1% recorded in the third quarter of fiscal 1995, due to new loans and capital leases incurred as a result of the expansion of the Company's fleet.

 Net income for the third quarter of fiscal 1996 ended March 31, 1996 was $2,120 ($.00 per share) compared to $1,344,548 ($.41 per share) during the comparable period of fiscal 1995, a decrease of $1,342,428 or 99.8% for the period.

 Results of Operations --Nine Month Period

 Operating revenue for the first nine months of fiscal 1996 ended March 31, 1996 increased to $65,778,832 from $58,498,399 in the comparable period of fiscal 1995 representing an increase of 12.5%. As in the three-month period, the increase in operating revenue over the same period of fiscal 1995 is primarily attributable to the increased number of shipments transported by the Company's larger fleet of trucks and trailers.

 Salaries, wages, and fringe benefits increased to 34.8% of revenues in the nine-month period of fiscal 1996 up from the 30.6% reported in the nine-month period of fiscal 1995. Higher driver wages were only partially offset by rate increases to the Company's customers, as such, increased competition for freight within the industry resulted in a continuing decrease in per-mile operating revenue for the first nine months of fiscal 1996. Operating supplies and expenses increased to 28.9% of revenue in fiscal 1996 from 27.6% in fiscal 1995. Insurance, taxes and licenses increased to 11.5% of revenue during fiscal 1996 from 9.2% in fiscal 1995 due to increased costs associated with the Company's larger fleet of revenue equipment. Depreciation and amortization, as a percentage of revenue, increased to 11.7% in fiscal 1996 from 9.3% in the same period of fiscal 1995 due principally to the addition of new equipment.

 Rents and purchased transportation decreased to 4.6% in the first nine months of fiscal 1996 from 5.5% during the comparable period of fiscal 1995 due primarily to a proportionate decrease in revenue from intermodal activities. Other expenses increased slightly to 1.8% of revenue in fiscal 1996 from 1.6% during the same fiscal period in 1995.

 As in the three month period, operating expenses increased relative to the additional fixed costs associated with adding new equipment. Competition for freight led to decreased margins. Additionally, a shortage of qualified drivers led to idle equipment. Operating income declined to $4,489,428 in the nine months ended March 31, 1996 from $9,449,249 during the comparable period of fiscal 1995, a decrease of 52.5%.

 Interest expense increased to 4.2% of revenue in the nine-month period of fiscal 1996 from 2.7% recorded in the nine-month period of fiscal 1995




 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Contd.

 representing an increase of 76.0%. As in the three-month period, the increase in interest expense over the same period of fiscal 1995 is due to new loans and capital leases incurred as a result of the expansion of the Company's fleet.

 The Company's effective tax rate remained steady at 38.5% of pre-tax net income in the nine-month period of fiscal 1996 as well as in the comparable period of fiscal 1995.

 Net income for the first nine months of fiscal 1996 ended March 31, 1996 was $1,454,945 ($.45 per share) compared to $4,929,336 ($1.51 per share)
 during the comparable period of fiscal 1995, a decline of $3,474,391 or 70.5% for the nine-month period.

 Fuel Cost and Availability

 The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Although diesel fuel costs remained relatively stable during the first two quarters of fiscal 1996, the price of fuel rose significantly during the latter part of the quarter ended March 31, 1996. Average price per gallon increased 6.7% during the third quarter of fiscal 1996 over the comparable period in fiscal 1995. Historically, most increases have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. However, in the current rate environment, fuel surcharges met customer resistance. Through April 1996 fuel costs continued to increase with the industry's average cost at April 30, 1996 up 16.5% over April 30, 1995. In April 1996, the Company has been able to implement a fuel surcharge for most of its customers. Implementation of fuel surcharges is intended to offset some of the effects of fuel price increases. However, further cost increases or shortages of fuel could affect the Company's future profitability.

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

 Operating activities provided cash flows of $7.3 million for the first nine months of fiscal 1996 compared to $11.5 million for the same period of fiscal 1995. Cash flows from operations in the first three quarters of fiscal 1996 were the result of $1.5 million in net income, $7.7 million in depreciation and $1.9 million net use of other working capital assets and liabilities. Investing activities used net cash of $8.9 million during the first nine months of fiscal 1996 compared to $13.0 million net cash used in the same period of fiscal 1995. Purchases of new equipment and marketable securities totaling $15.8 million were offset by $6.9 million




 in proceeds from equipment and security sales for 1996. Financing activities provided net cash of $3.8 million during the third quarter of fiscal 1996 compared to $2.3 million cash provided in the third quarter of 1995. During fiscal 1996, proceeds from long-term borrowings of $15.9 million were offset by repayment on long-term debt and capital leases of $12.1 million.

 The Company's working capital at March 31, 1996 was $14.8 million compared to $14.8 million at June 30, 1995. The Company will use approximately $11.3 million in working capital to fund the recapitalization proposal detailed below. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital is sufficient for its short-term needs. However, to the extent additional capital is necessary for the Company's operations, management believes it would be available through additional borrowings or equity offerings.

 The Company added 50 new trucks to its fleet in the quarter ended March 31, 1996 and was unable to hire enough qualified drivers during that period for those trucks. The Company will take delivery of 40 additional trucks during the fourth quarter of its fiscal year ending June 30, 1996. The Company believes that it will be able to staff these additional trucks with qualified drivers, although it expects the competition for qualified drivers to continue. The Company expects that it will not add additional trucks to its fleet in the fiscal year ending June 30, 1997, although it may replace older trucks with new ones during that period.

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

 The recapitalization plan would effect a 1-for-500,000 reverse split of the Company's non-voting Class B Common Stock and convert each whole share of Class B Common Stock outstanding after the reverse stock split into 493,150 shares of voting Class A Common Stock. All shareholders who own fewer than 500,000 shares of Class B Common Stock on January 26, 1996 will be paid a cash price of $9.00 per share. The Company is funding these payments with existing working capital.

 Over the past year the Board of Directors had been exploring alternatives to increase shareholder value, and ultimately determined to eliminate the dual class structure and to return to a single, publicly-traded class of common stock. On January 26, 1996 a special committee of the Board of Directors concluded that the recapitalization plan was in the best interests of both the Company and the shareholders. The special committee considered various factors before recommending that the Board approve the recapitalization plan, including the opinion of its financial advisor, Llama Company, that the $9.00 per share of Class B Common Stock price is fair to the shareholders of Class B Common Stock.




 PART II   OTHER INFORMATION

 ITEM 4. Submission of Matters to a Vote of Security Holders


 On April 10, 1996, a Special Meeting of Stockholders was held in Springdale, Arkansas. The only matter submitted to a vote of the stockholders was a proposal to amend Article Fourth of the Company's Certificate of Incorporation, (Stock Recapitalization Proposal). The proposal was approved as presented.

 ITEM 5. Other Information


 The Company announced on April 24, 1996 that Dean G. and Rose Marie Cannon, majority stockholders of the Company, have entered into a stock purchase agreement with Alice L. Walton, who is Chairman and General Partner of Llama Company, an Arkansas investment banking firm, whereby Ms. Walton will purchase, for an undisclosed price, approximately 9% of the total outstanding shares of common stock of the Company. As part of this transaction, it is expected that Ms. Walton will be nominated to serve as a member of the Company's Board of Directors.


 ITEM 6. Exhibits and Reports on Form 8-K


 (a)  Exhibits.

 The exhibits, as listed in the Exhibit Index, are submitted as a separate section of this report.

 (b)  Reports on Form 8-K

 No reports on Form 8-K were filed during the quarter ended March 31, 1996.







 INDEX TO EXHIBITS.

 Exhibit
 Number               Description

 3(i)                 Certificate of Incorporation, which has been
 restated to reflect the Certificate of Incorporation, effective August 26, 1986, as amended by a Certificate of Amendment to Certificate of Incorporation, effective November 17, 1986, as further amended by a Certificate of Amendment to Certificate of Incorporation, effective January 19, 1993, and as further amended by a Certificate of Amendment to Certificate of Incorporation, effective April 10, 1996.





 3(ii)                Bylaws of the Company. (1)

 27                   Financial Data Schedules.

<F1>
 (1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.




 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CANNON EXPRESS, INC.
                                  (Registrant)


 Date: May 14, 1996               Dean G. Cannon
                                   President, Chairman of the Board,
                                    Chief Executive Officer and Chief
                                     Accounting Officer



 Date: May 14, 1996                Rose Marie Cannon
                                    Secretary, Treasurer and Director