Form 10-K
period 1996-06-30
CANNON EXPRESS INC
filed 1996-09-27
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996


(    )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
  TO

Commission File No. 0-16386

CANNON EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware      71-0650141
(State  or other jurisdiction of            (I.R.S. Employer)
incorporation or organization              Identification No.)


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

Aggregate market value of voting stock held by non-affiliates of the registrant at September 21, 1996: $9,149,770.

Number of shares of common stock outstanding at September 21, 1996:
Common Stock - 3,147,652




Documents incorporated by reference: Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 19, 1996.


Part I

Item 1.  Business

Cannon Express, Inc. (the "Company" or "Registrant") is an irregular route, truckload carrier with headquarters in Northwest Arkansas, transporting a wide range of general commodities in the United States pursuant to nationwide operating authorities granted by the Interstate Commerce Commission ("ICC"), and in Canada through operating authorities granted by the Canadian provinces. At June 30, 1996, the Company operated a fleet of 909 tractors and 1,939 trailers, and employed 1,160 people, none of whom is represented by a collective bargaining agreement.

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

During the fiscal year ended June 30, 1996, Wal-Mart Stores, Inc. ("Wal-Mart") accounted for 49.5% and International Paper, Inc. accounted for 10.2% of the Company's operating revenue. During the fiscal years ended June 30, 1995 and 1994, Wal-Mart accounted for 41.3% and 38.5%, respectively, and International Paper accounted for 17.5% and 20.1%, respectively, of operating revenue. The Company does not have long-term contracts with its customers, and, accordingly, there is no assurance that the current volume of business from these major customers will continue. Management believes that the sudden loss of a significant customer could have a material adverse effect on revenue, equipment utilization and operating efficiencies.

The principal types of freight transported by the Company include: retail and wholesale goods primarily for discount merchandisers, automotive supplies and parts, non-perishable food products, and paper goods.

Operations

A customer's initial contact with the Company is through one of the Company's salespersons.  This initial contact will involve computerized collection of information regarding the customer's financial condition and its payment history together with information on its loads, including the volume of freight to be




delivered, the origins and destinations of shipments, the schedule in which such shipments are to be made and any special needs. Once this information has been collected, the Company and the shipper will negotiate and agree upon the shipment rates.

One or more of the Company's customer coordinators is then assigned to the shipper's account. Customer coordinators are assigned to a specific region of the United States and are responsible for matching a shipper's load with a truck located within the customer coordinator's assigned region. The customer coordinator then assigns a shipment to a dispatcher.

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

Once documents (such as driver's log, bill of lading, fuel tickets) have been received by the Company, they are examined by the fuel and safety departments and then by the billing department, which verifies shipment and billing information previously entered into the computer by operations personnel. Computer-generated bills are typically sent to the customer on the same day shipment documents are received. The Company transmits freight bills and shipment status information electronically through "EDI" (Electronic Data Interchange) for certain customers.

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

Drivers and Other Employees

As of June 30, 1996, the Company employed 941 drivers and driver trainees. All drivers are selected in accordance with Company guidelines relating primarily to safety record, driving experience and personal evaluation. The Company requires all drivers to meet experience requirements or to satisfactorily complete a training program, which pairs a trainee with one of the Company's proven driver trainers. Trainees sharpen the skills necessary for success and are evaluated daily by their trainer. Once selected, a driver or driver trainee is instructed in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of the equipment.

The Company's drivers are compensated on the basis of miles driven, loading, unloading and delivery stops, plus bonuses. Base pay per mile increases with a driver's completion of a specified number of miles safely driven. In addition, drivers who meet Company performance and safety standards receive an additional five cents per mile in compensation paid quarterly in the form of a bonus.




Driver bonuses earned during the fiscal year ended June 30, 1996,approximated $2,070,000.

Like other truckload carriers, the Company experiences significant driver turnover. The Company has experienced shortages of qualified drivers from time to time. Management anticipates that competition for qualified drivers will intensify. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements, however, no assurance can be made that the Company will not experience a shortage of drivers in the future.

As of June 30, 1996, the Company employed:
                                                1996    1995
     Drivers and Driver Trainees                 941     722
     Management                                   15      14
     Operations, Marketing, and Administration   125     111
     Maintenance and Repair                       79      49
     Total                                     1,160     896

Management considers relations with its employees to be satisfactory and has not experienced collective bargaining efforts in the past, nor does it anticipate any collective bargaining by employees in the future. In July 1994, the Company implemented a 401(K) plan for its drivers and other employees. Company contributions, if any, are determined annually by its Board of Directors.

Tractors and Trailers

At June 30, 1996, the fleet consisted of 909 tractors and 1,939 trailers, compared to 712 tractors and 1,598 trailers at June 30, 1995. As of June 30, 1996, total new tractors purchased or leased for the fiscal year were 305 with 108 older model tractors being traded in or sold. In addition, the Company added 341 new trailers to its fleet during the fiscal year ended June 30, 1996.

Tractors are acquired primarily with driver comfort, fuel efficiency and overall economy in mind. All tractors operated by the Company are conventionals, rather than cab-overs. Management believes that this type of tractor will provide the driver greater comfort and will require less overall maintenance because of the tractor's easier ride on the road. As of June 30, 1996, substantially all of the Company's tractors were manufactured by International, while trailers were manufactured by various trailer manufacturers. The Company has negotiated extended warranties on many of its tractors and intends to trade-in such tractors on approximately a four-year cycle. Manufacturers of tractors are required to certify to the Company that new tractors meet federal emissions standards. All trailers in the fleet measure 48 feet in length by 102 inches in width. Management anticipates that 53 foot trailers may be added to the fleet in the future.

The Company has a comprehensive preventive maintenance program for its tractors and trailers. Inspections and different levels of repair or maintenance are performed at regular intervals. At each inspection, diagnostic tests are performed to ensure proper operation of equipment.



The following table shows the type and age of equipment operated by the Company at June 30, 1996:
                  MODEL    OVER-the-ROAD       48-FOOT
                   YEAR      TRACTORS          TRAILERS
                  1997           25               -
                  1996          329             300
                  1995          348             693
                  1994            -             200
                  1993          194             254
                  1992            -             195
                  1991            1              50
                  1990            1              93
                 1989 thru 1983  11             154
                                909           1,939
Fuel

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Both the availability and the cost of diesel fuel are influenced by economic and political events not within the Company's control. The Company does not presently participate in any program to insure price stability. Although fuel costs remained relatively stable during the first two quarters of fiscal 1996, the price of fuel rose significantly during the latter part of the third quarter. Historically, most increases have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. However, in the current rate environment, fuel surcharges initially met customer resistance. At June 30, 1996, the Company had negotiated contracts for fuel surcharges with most of its customers if fuel prices increase significantly from historical levels.

Governmental Regulation

The Company is a motor common and contract carrier previously regulated by both the Interstate Commerce Commission (ICC) and various state agencies. Although the "ICC Termination Act of 1995" effectively eliminated the ICC as of January 1, 1996, most functions of the ICC were transferred to the Department of Transportation. These regulatory authorities have broad powers generally governing matters such as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions and periodic financial reporting. In addition, the Company's Canadian business activities are subject to similar requirements imposed by provincial and Canadian regulations.

The Company, like other motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the United States Department of Transportation ("DOT") and by Canadian provincial authorities. In addition, vehicle weight and dimensions are subject to federal, state, and provincial regulations. Management believes that the Company is in compliance in all material respects with applicable regulatory requirements relating to its operations. The failure of the Company to comply with regulations of the DOT, state or provincial agencies could result in substantial fines or revocation of operating authorities. Federal, state and local environmental laws and regulations impose requirements relating to, among other things, contingency planning for spills of petroleum products, disposal of waste oil and maintenance and testing of underground storage tanks. Management believes that future



compliance with such laws and regulations will not have a material effect upon the Company's capital expenditures, earnings, or competitive position.

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

Safety and Insurance

The Company is committed to safe operation of its revenue equipment. To promote safety consciousness, the Company provides bonus incentives for safe driving, carefully selects and trains its drivers, and regularly engages in preventive maintenance of its equipment.

The Company is self-insured up to certain limits for workers' compensation, cargo loss and damage, and certain property damage and liability claims. Provision has been made for the estimated liabilities for such claims as incurred, including liabilities for claims incurred but not reported. Management believes that current insurance coverage adequately protects the Company from liability arising from normal operations. Although coverage is currently available from multiple sources, a material decrease in availability, or a substantial increase in costs, could have a material adverse effect on the Company's profitability.

Item 2.  Properties

The Company's executive offices and its maintenance facility are located at 1457 & 1457A E. Robinson, respectively, in Springdale, Arkansas.

The office facility is located on a 3.6 acre tract of land. It is leased from Dean G. Cannon and Rose Marie Cannon, President and Secretary/Treasurer of the Company, respectively.

The Company's maintenance facility, purchased in 1987, is located on a 17-acre tract of land adjacent to the office facility. The 13,000 square foot facility contains 7 drive through bays and other improvements, and is used by the Company for equipment maintenance, repairs, and refueling.

The Company owns approximately 31 acres of land adjacent to the above locations to be used for future expansion.

Item 3.  Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. The Company has been informed by its insurance carrier that potential damages for a traffic accident which occurred in May
1996 may exceed the Company's policy limit. The Company has also been informed that the range of settlement is indeterminate at the present time. Management believes that adverse results in one or more of these cases would not have a materially adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 10, 1996, a Special Meeting of Stockholders was held in Springdale, Arkansas. The only matter submitted to a vote of the stockholders was a proposal to amend Article Fourth of the Company's Certificate of Incorporation to effect
(A)a 1-for-500,000 reverse split (the "Reverse Stock Split") of the Company's non-voting class B common stock, par value $0.01 per share (the "Class B Common Stock") and contemporaneous purchase, for cash, of all fractional shares of Class B Common Stock at a price of $9.00 per share (Prior to giving effect to the Reverse Stock Split), (B) the conversion (the "Conversion") of each whole share of Class B Common Stock outstanding after the Reverse Stock Split into 493,150 shares of voting class A common stock, par value $0.01 per share (the "Class A Common Stock") and (C) the amendment of the Certificate of Incorporation to reclassify (the "Reclassification") the Class A Common Stock and Class B Common Stock into a new, single class of common stock (the "Common Stock") (the Reverse Stock Split, Conversion and Reclassification are collectively referred to as the "Recapitalization Plan"). The above proposal was approved by over 95% of those votes cast.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) Prior to March 31, 1996 the Company's common stock was traded on the NASDAQ National Market System under the symbols CANXA and CANXB. Subsequent to a third quarter stock recapitalization plan, the Company's two classes of common stock were reclassified into a new, single class of common stock traded on the NASDAQ National Market System under the symbol CANX.

     The range of the high and low sales prices for the last eight fiscal quarters is as follows:
                               CLASS A COMMON STOCK       CLASS B COMMON STOCK
                                 HIGH        LOW             HIGH       LOW
     YEAR ENDED JUNE 30, 1995:

     First Quarter                $15      $10 3/4       $12 1/4    $ 8 1/2
     Second Quarter                14       11 1/2        14 1/4     11
     Third Quarter                 16       11 3/4        15 1/4     12
     Fourth Quarter                15 1/4   12 3/4        15 3/8     11 5/8

     YEAR ENDED JUNE 30, 1996:

     First Quarter               $14       $11 1/2       $13 3/4    $ 7 3/8
     Second Quarter               12 1/4     8 3/4         9 3/4    6 45/64
     Third Quarter                10 1/4     8 3/4         7 7/8      6 1/4



                                    COMMON STOCK
                                  HIGH       LOW

     Fourth Quarter              $11 1/2   $ 8 3/4             -          -


(b) The approximate number of holders of common stock as of September 21, 1996 was 1600.

(c) The Company has not paid any dividends on its Common Stock. The present policy of the Company is to retain cash earnings to provide funds for operations and expansion of the Company's business.

Item 6.  Selected Financial Data

The following table provides a summary of selected financial data for Cannon Express, Inc.


FISCAL YEAR ENDED JUNE 30,
                          1996     1995     1994    1993    1992
                                    (in thousands except per share data)

Operating Revenue       $89,991  $79,030  $59,177 $43,256   $33,311

Income before cumulative
 effect of change
 in accounting
 principle(1)&(2)         2,159    6,016    3,808   2,028     2,172

Pro forma income
before cumulative
effect of change
in accounting
principle(1)&(2 )         2,159    6,016    3,808   2,028     2,172



Earnings per share(3):

Income before cumulative
effect of change
in accounting
principle(1)&(2)            .67     1.84     1.17     .64       .69

Pro forma income before
cumulative effect of
change in accounting
principle(1)&(2)            .67     1.84     1.17     .64       .69

Total assets            $83,793  $77,263  $44,931 $40,743   $33,027

Long term debt,less
current portion         $43,964  $35,353  $12,954 $17,759   $12,457



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

(3) Earnings per share have been restated to give effect to a five-for-four stock split effective November 22, 1991 and the stock recapitalizations effected on January 26, 1993 and April 10, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following table sets forth the percentage relationship of certain revenue and expense items for the fiscal years indicated.

                                 Percentages of
                               Operating Revenue
                              Year Ended June 30,

                                      1996     1995      1994
Operating revenue                    100.0%   100.0%    100.0%

Operating expenses and costs:
 Salaries, wages and fringe
  benefits                            34.4%    31.5%     30.1%
 Operating supplies and expenses      29.5     28.1      30.5
 Operating taxes and licenses          6.3      5.7       4.5
 Insurance and claims                  5.6      3.9       5.1
 Depreciation and amortization        11.8      9.4       9.0
 Rents and purchased transportation    4.2      5.0       4.5
 Other                                 1.7      1.6       2.1
  Total operating expenses            93.5     85.2      85.8
Operating income                       6.5     14.8      14.2
Other income (expense):
Gain on disposal of assets             0.0      0.1       0.1
Interest and dividend income           0.1      0.2       0.1
Gain (loss) on marketable
 securities                            0.1      0.1      (1.0)
Interest expense                      (4.1)    (2.8)     (2.4)
Income before income taxes and
 cumulative effect of change in
  accounting principle                 3.9     12.4      11.0
Income taxes                           1.5      4.8       4.6
Income before cumulative effect of
 change in accounting principle        2.4      7.6       6.4
Cumulative effect of change in
 accounting principle                    -         -      0.7
Net income                             2.4%     7.6%      7.2%





RESULTS OF OPERATIONS:

Fiscal year ended June 30, 1996 compared to Fiscal year ended June 30, 1995

Operating revenue for fiscal 1996 increased 13.9% or $10,960,857 to $89,991,074. The increase was primarily attributable to the increased number of shipments transported by the Company's larger fleet of tractors and trailers. The Company operated an average of 815 tractors during fiscal 1996, compared to an average of 630 tractors in fiscal 1995.Average revenue per mile decreased to $1.08 in fiscal 1996 from $1.18 in the comparable period of fiscal 1995. The decline in revenue per mile can be attributed to excess capacity in the truckload industry, which led to downward pressure on rates per mile. The Company also experienced a shortage of drivers during the period. As a result, the increase in operating costs related to the fleet expansion was not entirely offset by increased revenue. Continuing excess capacity in the market could have an adverse effect on the Company's profitability.

Salaries, wages and fringe benefits increased 24.2% or $6,020,148 to $30,925,434 in fiscal 1996. This increase is attributable to additional wages paid to drivers and support personnel due to the Company's expanded fleet.

Operating supplies and expenses increased 19.4% or $4,318,231 to $26,536,129 in fiscal 1996, also a result of the Company's expanded fleet. The price paid for fuel was relatively stable during fiscal 1995 and for the first two quarters of fiscal 1996. The national average cost for diesel fuel rose from $1.13 on January 1, 1996, to a peak of $1.31 on April 16, 1996. Maintenance costs decreased as a percentage of revenue due to decreased maintenance costs of new equipment.

Operating taxes and licenses increased 25.8% or $1,163,031 to $5,678,134 in fiscal 1996 due to the timing of new equipment additions during the fiscal period.

Insurance and claims increased 65.6% or $2,007,889 to $5,067,919 in fiscal 1996 due to increased costs associated with the Company's larger fleet of revenue equipment.

Depreciation and amortization increased 42.4% or $3,149,995 to $10,574,311 in fiscal 1996. This increase is due to new equipment additions.

Rents and purchased transportation decreased 3.8% or $150,616 to $3,778,768 in fiscal 1996 due primarily to a proportionate decrease in revenue from intermodal activities.

The Company's operating ratio increased to 93.4% for fiscal 1996 from 85.2% for the prior year, reflecting a decline of 8.2% during the period. The increase was primarily attributable to: 1 - additional fixed costs associated with adding new equipment, 2 - competition for freight resulted in decreased margins and; 3 - a shortage of qualified drivers led to idle equipment.





Interest expense increased 68.4% or $1,497,128 in fiscal 1996 due to the financing of new revenue equipment associated with the expansion of the Company's fleet in 1996 and 1995.

The Company's effective income tax rate was 38.5% in fiscal 1996 and in fiscal 1995.

Net income decreased 64.1% or $3,857,204 in fiscal 1996 to $2,158,938  or $.67 per share from $6,016,142 or $1.84 per share in fiscal 1995.

Fiscal year ended June 30, 1995 compared to Fiscal year ended June 30, 1994

Operating revenue for fiscal 1995 increased 33.6% or $19,852,963 to $79,030,217. The increase was primarily attributable to the increased number of shipments transported by the Company's larger fleet of tractors and trailers. The
Company operated an average of 630 tractors during fiscal 1995, compared to an average of 519 tractors in fiscal 1994.Average revenue per mile increased to $1.18 in fiscal 1995 from $1.09 in fiscal 1994. Strong demand for its services during the first fiscal quarter allowed the Company to negotiate rate increases with some of its customers.

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

Operating taxes and licenses increased 71.2% or $1,878,152 to $4,515,103 in fiscal 1995 due to the increased costs associated with the addition of new equipment during the fiscal period.

Insurance and claims increased $6,447 to $3,060,030 in fiscal 1995 from $3,053,583 in fiscal 1994.

Depreciation and amortization increased 39.5% or $2,101,832 to $7,424,316 in fiscal 1995. This increase is due to new equipment additions.

Rents and purchased transportation increased 48.3% or $1,279,711 to $3,929,384 in fiscal 1995. The Company expanded its contracted transportation services and railroad shipments in fiscal 1995 resulting in increased payments to those contractors. Additionally, the Company rented, on a short-term basis, trailers to accommodate its customers needs while waiting for delivery of new trailers. These trailers were needed to increase the size of trailer pools in certain areas in order to accommodate customer schedules, while minimizing non-productive time spent waiting to load or unload.




The Company's operating ratio decreased to 85.2% for fiscal 1995 from 85.8% for the prior year, reflecting an improvement of .6% during the period. The decrease was primarily attributable to increased fuel efficiencies, decreased maintenance costs and slightly-higher per-mile revenues during fiscal 1995.

Interest expense increased 54.9% or $775,498 in fiscal 1995 due to the financing of new revenue equipment in fiscal 1994 and 1995 with lower interest rates helping to moderate the increase.

The Company's effective income tax rate decreased to 38.5% in fiscal 1995 from 41.4% in fiscal 1994. This decrease was due to a change in income tax law effective for tax years beginning in 1994 which reduced the tax deductibility of meals allowances. That non-deductible portion of driver compensation which had previously been reported as a per-diem driver allowance was included in taxable income to the driver. However, drivers pay was increased to offset their increased tax liability.

Net income increased 42.1% or $1,781,975 in fiscal 1995 to $6,016,142 or $1.84 per share from $4,234,167 or $1.30 per share in fiscal 1994.

Liquidity and Capital Resources

Cash flows from Operations - Operating activities provided cash of $10.7 million and $10.4 million in fiscal 1996 and 1995, respectively. Net cash flows from operations in fiscal 1996 were primarily the result of $2.2 million provided from results of operations, a net $13.9 million in depreciation and increases in other liabilities offset by an approximate $5.4 million increase in accounts receivable and other assets.

Cash flows from Investing Activities - Investing activities used net cash of $8.1 million in fiscal 1996. Purchases of new equipment and marketable securities totaling $15.9 million was offset by $7.8 million in equipment and marketable security sales for 1996.

Cash flows from Financing Activities - Financing activities used net cash of $10.7 and $7.2 million in fiscal 1996 and 1995, respectively. In fiscal 1996, the stock recapitalization plan required $11.2 million.

Working capital needs have been met primarily from cash generated from operations. During the fiscal year ended June 30, 1996, cash provided by operating activities was $10,650,390, up from $10,422,235 for the prior fiscal year ended June 30, 1995. The current ratio declined from 2.18 at June 30, 1995
to 1.21 at June 30, 1996.   Working capital, as a result of the stock
recapitalization plan, decreased by $10.7 million to $4.1 million at June 30, 1996 from $14.8 million at June 30, 1995. Management believes that cash flows from the Company's operations will continue to be sufficient to meet short-term working capital needs.

Management of the Company intends, in the long-term, to continue to expand its fleet. At June 30, 1996, negotiations for the purchase of 200 new tractors and 300 new trailers were in process. Fiscal year 1997 tractor purchases will be offset by the trade-in of 194 older models resulting in a net addition of 6 tractors to the Company's fleet. Expected acquisition costs for both tractors and trailers, net of tractor and trailer trade-in allowances, will approximate $11.9 million. The Company plans to finance these acquisitions through long-term debt or lease agreements. The decision to lease or buy depends on general economic factors, including interest rates and liquidity considerations. Although the terms for these acquisitions have not been finalized, management believes that long-term financing, or lease agreements on favorable terms will be available. Management further believes that revenue generated from the operation of an expanded fleet will be sufficient to amortize obligations related to such expansion. However, to the extent that such revenue is insufficient for this purpose, the Company may be required to rely on additional borrowings or equity offerings to meet its working capital needs.



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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of Registrant

Certain information about directors and executive officers of the Company is set forth below:

     Name                Age                    Position
     Dean G. Cannon      55        President and Chairman of the Board
     Rose Marie Cannon   55        Secretary, Treasurer and Director
     Larry L. Patrick    51        Vice President
     Ted W. Easley       56        Director of Operations
     Roy E. Stanley      52        Director
     Uvalde R. Lindsey   56        Director

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

Item 11.  Executive Compensation

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 19, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 19, 1996.

Item 13.  Certain Relationships and Related Transactions

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 19, 1996.




Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  (1)  and
       (2) The response to this portion of Item 14 is submitted as a separate section of this report.

       (3) The exhibits as listed in the Exhibit Index, are submitted as a separate section of this report. In accordance with SEC Rules, the following is a list of all Compensatory Plans or Arrangements of the Company:
                      Cannon Express 401(k)
                      Cannon Express, Inc. Incentive Stock Option Plan

  (b)  No reports on Form 8-K were filed during the year ended June 30, 1996.

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

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-18, dated February 26, 1987.
(2) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 26th day of September, 1996.

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



By:     /s/ Rose Marie Cannon                    By:  /s/ Roy E. Stanley
        Rose Marie Cannon                             Roy E. Stanley
        Director, Secretary and Treasurer             Director


By:     /s/ Uvalde R. Lindsey
        Uvalde R. Lindsey
        Director



FORM 10-K _ITEM 8, ITEM 14(a)(1) AND (2)
CANNON EXPRESS, INC., AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Cannon Express, Inc., and Subsidiaries are included in Item 8:

     Independent Accountants' Report

     Consolidated Balance Sheets as of June 30, 1996 and 1995.

     Consolidated Statements of Income for the years ended June 30, 1996, 1995 and 1994.

     Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements-June 30, 1996.

The following consolidated financial statement schedule of Cannon Express, Inc., and Subsidiaries is included in Item 14(d):

     Independent Accountants' Report

     Schedule II Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



                 Independent Accountants' Report





Board of Directors and Stockholders
Cannon Express, Inc. and Subsidiaries
Springdale, Arkansas

We have audited the accompanying consolidated balance sheets of CANNON EXPRESS, INC. AND SUBSIDIARIES as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CANNON EXPRESS, INC. AND SUBSIDIARIES as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company changed its method of accounting for investments in marketable securities in 1994.


BAIRD, KURTZ & DOBSON

Fayetteville, Arkansas
August 15, 1996



Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets




                                          June 30         June 30
                                            1996           1995



Assets
Current assets:
 Cash and cash equivalents               $4,169,919  $12,324,394

 Marketable securities                    3,188,628    3,493,187
 Receivables, less allowance for doubtful accounts
  (1996--$171,175; 1995--$141,175):
    Trade                                14,103,923    9,084,562
    Other                                   227,289      661,917

 Prepaid expenses and supplies            1,470,940    1,680,448
 Deferred income taxes                      672,000            -
Total current assets                     23,832,699   27,244,508

Property and equipment:

 Land, buildings and improvements         1,148,563    1,143,453
 Revenue equipment                       74,450,678   59,093,534
 Service, office and other equipment      2,290,494    2,129,664
                                         77,889,735   62,366,651
 Less allowance for depreciation         19,662,206   14,478,734

                                         58,227,529   47,887,917
Other assets:
 Receivable from stockholders                23,406       23,406
 Restricted cash                            770,026      813,671
 Other                                      939,764    1,293,757

                                          1,733,196    2,130,834



                                        $83,793,424  $77,263,259



See accompanying notes.

                                            June 30      June 30
                                             1996          1995


Liabilities and Stockholders' Equity
Current liabilities:
 Trade accounts payable                 $ 1,120,828   $  459,319
 Accrued expenses:
  Insurance reserves                      2,553,205    1,337,331
  Other                                   2,141,206    1,485,615
 Federal and state income taxes payable   1,596,621      435,930
 Deferred income taxes                            -       29,000
 Current portion of long-term debt       12,282,068    8,727,272
Total current liabilities                19,693,928   12,474,467

Long-term debt, less current portion     43,963,848   35,353,262
Deferred income taxes                     3,606,000    3,833,000
Other liabilities                           283,719      279,255

Stockholders' equity:

 Common stock: $.01 par value; authorized
  10,000,000 shares; issued 3,205,777
   shares in 1996 and 4,443,954 shares
    in 1995                                  32,058       44,440
 Additional paid-in capital               3,542,356    3,542,356
 Retained earnings                       11,950,566   21,181,034
 Unrealized appreciation on marketable
  securities, net of income taxes of

   $567,694 and $580,455 in 1996
    and 1995,  respectively                 906,836      927,220
                                         16,431,816   25,695,050
 Less treasury stock, at cost (58,125
  shares in 1996 and 116,250 shares
   in 1995                                  185,887      371,775
                                         16,245,929   25,323,275

                                        $83,793,424  $77,263,259



Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income

                                       Years ended June 30
                                 1996         1995          1994
Operating revenue             $89,991,074  $79,030,217  $59,177,254


Operating expenses and costs:
 Salaries, wages and fringe
   benefits                    30,925,434   24,905,286   17,825,664
 Operating supplies and
  expenses                     26,536,129   22,217,898   18,035,496
 Operating taxes and licenses   5,678,134    4,515,103    2,636,951
 Insurance and claims           5,067,919    3,060,030    3,053,583

 Depreciation and amortization 10,574,311    7,424,316    5,322,484
 Rents and purchased
  transportation                3,778,768    3,929,384    2,649,673
 Other                          1,522,439    1,308,294    1,271,140
                               84,083,134   67,360,311   50,794,991
Operating income                5,907,940   11,669,906    8,382,263

Other income (expense):

 Interest expense              (3,684,603)  (2,187,475)  (1,411,977)
 Gain on disposal of assets       161,193       39,298       37,010
 Interest and dividend income     500,439      166,028       78,846
 Gain(loss)on marketable equity
  securities                      625,969       94,385     (586,982)
                               (2,397,002)  (1,887,764)  (1,883,103)
Income before income taxes and
 cumulative effect of change in
  accounting principle          3,510,938    9,782,142    6,499,160

Federal and state income taxes:
      Current                   2,268,000    4,278,816    1,796,314
      Deferred (Credit)         (916,000)     (512,816)     894,923
                                1,352,000    3,766,000    2,691,237
Income before cumulative effect
 of change in accounting
  principle                     2,158,938    6,016,142    3,807,923
Cumulative effect of change in

 accounting principle, net of income
  taxes of $296,203                     -            -      426,244

Net income                     $2,158,938   $6,016,142   $4,234,167

Earnings per share:
Income before cumulative effect of change
 in accounting principle           $ 0.67       $ 1.84       $ 1.17

Cumulative effect of change in
 accounting principle                  -             -         0.13



Net income per share              $ 0.67        $ 1.84       $ 1.30
Average shares and share equivalents
 outstanding                   3,246,397     3,269,183    3,260,457

See accompanying notes.





Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

                                               Unrealized Appreciation
                                   Additional       (Depreciation)

                     Common Stock   Paid-In Retained On Marketable  Treasury
                  Class A  Class B  Capital Earnings    Securities     Stock
Balances at
 July 1, 1993     $21,995 $21,995$3,352,183 $10,930,725     $    -  $(371,775)

Net income              -       -         -   4,234,167          -         -

Unrealized depreciation on

 marketable securities  -       -         -           -   (426,244)        -
Stock issued:
 Exercise of options  150     150   159,193           -          -         -
Balances at
 June 30,1994      22,145  22,145 3,511,376  15,164,892   (426,244)  (371,775)

Net income              -       -          -  6,016,142          -         -
Unrealized appreciation on
 marketable securities  -       -          -          -  1,447,849         -

Realized gain on marketable
 securities             -       -          -          -    (94,385)        -
 Stock issued:
 Exercise of options   50     100     30,980          -          -         -
Balances at
 June 30, 1995     22,195  22,245  3,542,356 21,181,034    927,220   (371,775)

Net income              -       -          -  2,158,938          -         -

Unrealized appreciation on
 marketable securities  -       -          -          -    605,585         -

Realized gain on marketable
 securities             -       -          -          -   (625,969)        -
Stock Recapitalization
 Plan                9,863(22,245)         -(11,389,406)        -     185,888
Balances at

 June 30, 1996     $32,058    $ 0 $3,542,356 $11,950,566  $906,836  $(185,887)

See accompanying notes.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                            Years ended June 30
                                        1996          1995      1994
Operating activities
Net income                         $ 2,158,938   $6,016,142  $4,234,167
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization     10,574,311    7,424,316   5,322,484
  Provision(credit)for deferred

   income taxes                       (916,000)    (512,816)    894,923
  Provision for losses on marketable
   securities                                -            -     615,432
  Cumulative effect of change in
   accounting principle                      -            -    (426,244)
  Gain on disposal of equipment      (161,193)      (39,298)    (37,010)
  Gain on sale of marketable
   securities                         (625,969)     (94,385)    (28,450)

  Changes in operating assets and liabilities:
   Receivables                      (4,584,733)  (2,992,551) (2,380,547)
   Prepaid expenses and supplies       209,508     (472,178)   (194,320)
   Accounts payable, accrued expenses,
    income taxes payable, and other
     liabilities                     4,014,724    1,450,634     630,416
   Other assets                       (19,196)     (357,629)   (256,694)
  Net cash provided by operating
   activities                       10,650,390   10,422,235   8,374,157




Investing activities
Purchases of property and
 equipment                         (15,618,199) (19,803,149) (3,490,826)
Purchase of restricted investments      43,645      (12,906)          -
Proceeds from maturities of

 restricted investments                      -      100,000       5,733
Purchases of marketable securities   (307,635)            -  (2,044,445)
Proceeds from sales of marketable
 securities                          1,205,020      405,792   1,129,503
Proceeds from equipment sales        6,551,567   20,040,432     573,888
  Net cash provided by (used in)
   investing activities             (8,125,602)     730,979  (3,826,147)


Financing activities
Proceeds from long-term borrowings  15,907,421    3,047,611   3,004,800



Principal payments on long-term debt and
 capital lease obligations         (15,370,784) (10,305,848) (4,688,883)
Proceeds from exercise of
 stock options                               -       31,130     159,493
Net effect stock recapitalization
 plan                             (11,215,900)            -           -
 Net cash used in financing

  activities                      (10,679,263)   (7,227,107) (1,524,590)

Increase (decrease) in cash and
 cash equivalents                  (8,154,475)    3,926,107    3,023,420
Cash and cash equivalents at
 beginning of year                 12,324,394     8,398,287    5,374,867

Cash and cash equivalents at

 end of year                       $4,169,919   $12,324,394   $8,398,287


See accompanying notes.


Cannon Express, Inc. and Subsidiaries


Notes to Consolidated Financial Statements

June 30, 1996


1. Nature of Operations and Summary of Significant Accounting Policies

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

Income Taxes - Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.



Revenue Recognition - The Company recognizes revenue and related direct expenses when freight is delivered.

Earnings per Share - Net income per share is computed based on the weighted average number of shares outstanding during the year, adjusted to include common stock equivalents attributable to dilutive warrants and stock options. Earnings per share amounts for prior periods, as well as average shares outstanding, have been restated to give effect to a 1996 stock recapitalization plan, as more fully described in Note 4.

Claims Liabilities - The Company is self insured up to certain limits for workers' compensation, cargo loss and damage, and certain property damage and liability claims. Provision has been made for the estimated liabilities for such claims as incurred, including liabilities for claims incurred but not reported. The amount of actual losses incurred could differ materially from the estimates reflected in these financial statements.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted cash of $770,026 and $813,671 at June 30, 1996 and 1995, respectively, represents certificates of deposit held as collateral for the Company's insurance activities.

A Company tractor and trailer were involved in a serious traffic accident in May of 1996. The Company has been informed by its insurance carrier that potential damages may exceed the Company's policy limit. The Company has also been informed that the range of settlement is indeterminate at the present time.

Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Marketable Equity Securities - Prior to June 30, 1994, marketable equity securities were carried at the lower of aggregate cost or fair value.  The
Company maintained a valuation allowance for unrealized losses on these securities which totaled $107,015 as of June 30, 1993.  Effective June 30, 1994,
the Company adopted FAS Statement No.115, "Accounting for Certain Investments in
Debt and Equity Securities", and classified equity securities with an aggregate fair value of $1,574,473 as "available-for-sale" securities. Under Statement No.
115, these securities are carried at fair value with the unrealized gain or loss, net of related income tax effects, shown in stockholders' equity.  The cumulative effect of this change in accounting principle increased earnings by
$426,244, (gross unrealized holding losses of $722,447 less income tax effects



of $296,203), the amount of unrealized net losses previously charged to 1994 earnings.

At June 30, 1994, net unrealized losses of $615,432 are included with realized gains and losses in the determination of the net gain or loss on marketable equity securities transactions. The cost of marketable equity securities sold is determined using the specific identification method.


The amortized cost and approximate fair values of current marketable equity securities classified as available-for-sale are as follows:

                                         June 30
                                    1996           1995

   Cost                        $1,714,098     $1,985,512

   Unrealized gains             1,474,530      1,507,675
   Unrealized losses                    -              -

       Fair Value              $3,188,628     $3,493,187

A single equity security accounted for approximately 95% and 97% of fair value of marketable equity securities at June 30, 1996, and June 30, 1995, respectively.




Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies
(continued)


Marketable Equity Securities - (continued)

Proceeds from sales of available-for-sale equity securities were $1,205,020 and $405,792 for 1996 and 1995, respectively. Resultant gross gains of $625,969 and $94,385 were realized and included in net income for 1996 and 1995, respectively.


Deferred income taxes (Note 3) related to the net change in unrealized appreciation on available-for-sale securities, shown in stockholders' equity, were approximately ($12,000) and $577,000 for 1996 and 1995, respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



Recent Accounting Pronouncements - The Company plans to adopt Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective July 1, 1996. Under FAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or sale. Impairment losses for assets to be held or used in operations will be based on the excess of the carrying amount of the asset over the asset's fair value. Assets held for disposal will be carried at the lower of carrying amount or fair value less cost to sell. FAS No. 121 will be applied prospectively from the date of adoption and, based on current circumstances, management does not believe the effect of adoption will be material.

FAS No.123 "Accounting for Stock Based Compensation," establishes a fair value method of accounting for stock-based employee compensation plans and is effective for years beginning after December 15, 1995. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and intends to continue this method in the future, as allowed by FAS No. 123. Accordingly, the Company recognizes no compensation expense for the stock option grants. Beginning with fiscal year 1997, the Company will provide footnote disclosure of the pro-forma net income and net income per share assuming the fair value method had been adopted.

Reclassification - Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 financial statement presentation. These reclassifications had no effect on net earnings.

2. Long-term Debt

                                                  June 30
                                           1996           1995

Equipment notes (1)                   $18,529,638   $10,298,124
Capitalized lease obligations (2)      37,716,278    33,782,410
                                       56,245,916    44,080,534
Less current portion                   12,282,068     8,727,272
                                     $ 43,963,848   $35,353,262

(1)Represents loans on revenue equipment, payable in various installments through 2001 with a weighted average interest rate of 6.75%. Revenue equipment having a book value of approximately $17,589,000 at June 30, 1996 is pledged as collateral. The carrying amount of equipment notes payable approximates fair value at June 30, 1996.

(2)Capitalized lease obligations are for revenue equipment with an aggregate net book value of approximately $37,235,000 at June 30, 1996.  The leases have a weighted average interest rate of 6.5%.  The leases extend from three to seven years and contain renewal or fixed price purchase options.  The lease agreements require the Company to pay property taxes, maintenance and operating expenses.


Annual maturities of long-term debt, excluding capitalized lease obligations (Note 5) at June 30, 1996, are:

                          1997    $ 3,775,838
                          1998      4,041,861
                          1999      6,250,355
                          2000      2,597,819
                          2001      1,863,765
                                  $18,529,638

Interest paid was approximately $3,643,000, $2,188,000 and $1,379,000 during 1996, 1995 and 1994, respectively.

3. Federal and State Income Taxes

A reconciliation between the effective income tax rate, as computed before the cumulative effect adjustment, and the statutory federal income tax rate is presented in the following table:

                                     Years ended June 30
                                    1996          1995      1994
Income tax at the statutory
 federal rate of 34%             $1,194,000   $3,325,929  $2,209,714
Federal income tax effects of:
 Nondeductible expenses--

  Drivers' meals                          -            -     227,860
  Nondeductible expenses--Other     (10,000)       4,491      17,988
  State income taxes               (149,000)    (216,000)   (121,000)
  Other                             (18,000)      15,580        (325)
Federal income taxes              1,017,000    3,130,000   2,334,237
State income taxes                  335,000      636,000     357,000
                                 $1,352,000   $3,766,000  $2,691,237

                                                June 30

                                             1996        1995
Total deferred tax assets              $ 1,664,000  $1,045,000
Total deferred tax liabilities          (4,598,000) (4,907,000)



The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:
                                        Tax Benefit (Payable)
                                                 June 30

                                            1996         1995
Temporary Differences
Self-insurance accruals                  $ 978,000    $ 507,000
Allowance/Valuation reserves               345,000      115,000
Valuation of available-for-sale
 securities                               (565,000)     (577,000)
Revenue recognition                        169,000      197,000
Prepaids and other                        (255,000)     (271,000)

Net current deferred income tax
  benefit (liability)                    $ 672,000     $ (29,000)
Depreciation                          $ (1,463,000)  $(3,952,000)
Treatment of revenue equipment leases   (2,143,000)      119,000
 Net non-current deferred income
  tax lability                         $(3,606,000)  $(3,833,000)


The Company made income tax payments of approximately $1,087,000, $4,196,000 and $1,712,000 during 1996, 1995 and 1994, respectively.

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

Over the past year, the Company's Board of Directors explored alternatives to increase shareholder value, and ultimately determined to eliminate the dual class common stock structure and to return to a single, publicly-traded class of common stock. On January 29, 1996, the Company announced that its Board of Directors had approved a recapitalization plan which would take private its Class B Common Stock and reclassify its two existing classes of common stock into a new, single class of publicly traded common stock. The Company's Class A Common Stock and Class B Common Stock were traded on the NASDAQ National Market System under the symbols CANXA and CANXB. The Company's common stock is currently traded on the NASDAQ under the symbol CANX.

The recapitalization plan effected a 1-for-500,000 reverse split of the Company's non-voting Class B Common Stock and converted each whole share of Class B Common Stock outstanding after the reverse stock split into 493,150 shares of voting Class A Common Stock. All shareholders who owned fewer than 500,000 shares of Class B Common Stock on January 26, 1996, were paid a cash price of $9.00 per share. The Company funded these payments with working capital.

Treasury Stock - In March, 1990, the Board of Directors approved the purchase from time to time in open market transactions of up to 150,000 shares of common stock. As of June 30, 1996, 58,125 shares at an average price of $3.20 per share are included as treasury stock on the balance sheet. No purchases were made in fiscal 1996 and 1995. Class B Common Shares previously held as treasury shares were canceled as a result of the recapitalization plan described above.

Stock Options - The Company has reserved 1,000,000 shares of Common Stock for issuance under the Company's Incentive Stock Option Plan. Options are granted for five to ten year terms and are exercisable in cumulative increments of 10 to 20% annually, commencing one year after the date of grant, except for certain options which vest 100% after five years from the date of grant.

Additionally, from time to time, the Company issues stock options to non-employee directors and a consultant. At June 30, 1996, there were 22,347 Common Stock Options outstanding for non-employee directors. These options have been included in the following summary information.

Option transactions are summarized as follows (adjusted for all stock distributions, redemptions and splits):
                           1996               1995               1994

                      Class A  Class B    Class A Class B   Class A Class B
Outstanding at July 1   81,250   98,250   86,250  96,250    101,250  121,250
Granted                      -        -        -  12,000          -        -
Exercised                    -        -   (5,000)(10,000)   (15,000) (15,000)
Canceled                     -        -        -        -         -  (10,000)
Converted to A Shares   96,907 (98,250)        -        -         -        -
Outstanding at June 30 178,157        0   81,250  98,250     86,250   96,250


                            1996              1995                1994
Price range at June 30 $1.93 to $8.50    $1.93 to $8.50     $1.93 to $7.59
Exercisable at June 30   139,248    0    60,750    57,750   56,250   57,250

5. Leases and Commitments

The future minimum payments under capitalized leases at June 30, 1996, consisted of the following:

1997                                         $ 10,688,052
1998                                           11,995,031
1999                                            9,325,892
2000                                            7,808,297
2001                                            1,129,077

Future years                                    2,318,190
Total minimum lease payments                   43,264,539
Amounts representing interest                   5,548,261
Present value of net minimum lease
payments included in long-term
debt ($8,506,236 due in 1997) (Note 2)        $37,716,278


Assets held under capital leases are included in property, plant and equipment as follows:

                                           1996          1995
Revenue equipment                     $47,989,546   $38,958,100
Accumulated depreciation               10,754,290     5,744,824
                                      $37,235,256   $33,213,276

During 1996 and 1995, the Company incurred capital lease obligations totaling approximately $11,629,000 and $31,004,000, respectively. No capital lease obligations were incurred in 1994.

Capitalized lease amortization is included in depreciation expense.

As of June 30, 1996, future minimum rental commitments for all noncancelable operating leases were approximately $638,000 for 1997 and $133,000 for 1998.

6. Related Party Transactions

The Company leases a facility from the majority stockholders of the Company.
The lease extends to September 1, 1996, and provides for monthly rental payments of $2,000. Rent totaled $24,000 for each of the three years ended June 30, 1996, 1995, and 1994. The Company pays all insurance, taxes and maintenance costs with respect to the facility. The lease is cancelable by the Company on 30 days notice. The Company may purchase the facility at any time prior to the expiration of the lease for $235,000, which was the appraised value of the property at the inception of the lease.

The Company paid financial advisory fees totaling $600,000 to Llama Company in return for services rendered to the Company and to a special committee of its Board of Directors (See Note 4 Recapitalization). Alice Walton, Chairman and General Partner of Llama, is an approximate 9% shareholder of the Company.

7. Concentration of Business and Credit Risk

The Company provides services to customers throughout the United States and Canada. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have not been significant.


One unaffiliated customer (Wal-Mart Stores, Inc.) accounted for 49.5%, 41.3% and 38.5% of revenue for fiscal 1996, 1995 and 1994, respectively. Accounts receivable as of June 30 for this customer totaled approximately $7,765,000 and $4,415,000 for 1996 and 1995, respectively. A second unaffiliated major customer accounted for 10.2%, 17.5% and 20.1% of revenue in 1996, 1995 and 1994, respectively. Accounts receivable as of June 30 for this customer totaled approximately $1,311,000 and $1,069,000 for 1996 and 1995, respectively.


8. Profit-sharing Plan

Effective July 1, 1994, the Company implemented a profit-sharing plan covering all employees who have been employed a minimum of three months and attained the age of twenty-one. The Company's contributions to the plan are determined annually by the Board of Directors. Contributions are limited to 10% of total compensation paid participants during the plan year. Participant interests are 100% vested after completion of three years of service. No contributions to the Plan were made in 1996 or 1995.

9. Quarterly Results of Operations (Unaudited)
                                      Fiscal 1996
                       September 30  December 31  March 31     June 30

Operating revenue       $21,627,585 $22,205,240 $21,946,007  $24,212,242
Operating expenses
 and costs               19,389,412  20,575,333  21,324,659   22,793,730
Operating income          2,238,173   1,629,907     621,348    1,418,512
Other income, net            57,359     250,145     324,776      655,321

Interest expense            849,335     963,424     943,004      928,840
Income before income
 taxes                    1,446,197     916,628       3,120    1,144,993
Income taxes                557,000     353,000       1,000      441,000

Net income               $  889,197   $ 563,628     $ 2,120    $ 703,993

Net income per share          $0.27       $0.17       $0.00        $0.22

Average shares and share
 equivalents outstanding  3,260,274   3,239,463   3,234,519    3,251,332

                                     Fiscal 1995
                       September 30  December 31    March 31   June 30

Operating revenue     $18,347,565 $19,749,204   $20,401,630 $20,531,818
Operating expenses and
 costs                 15,225,813  16,169,357    17,653,980  18,311,161
Operating income        3,121,752   3,579,847     2,747,650   2,220,657
Other income (expense),
 net                       28,086      (6,928)      109,880     168,673

Interest expense          471,025     469,944       624,982     621,524
Income before income
 taxes                  2,678,813   3,102,975     2,232,548   1,767,806
Income taxes            1,018,000   1,179,000       888,000     681,000

Net income             $1,660,813  $1,923,975    $1,344,548  $1,086,806

Net income per share        $0.51       $0.59         $0.41       $0.33

Average shares and share equivalents
outstanding             3,262,876   3,271,495     3,274,743   3,267,620







Report of Independent Accountants on
Financial Statement Schedule

Board of Directors and Stockholders
Cannon Express, Inc. and Subsidiaries
Springdale, Arkansas


In connection with our audit of the consolidated financial statements of CANNON EXPRESS, INC. AND SUBSIDIARIES for each of the three years in the period ended June 30, 1996, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.


In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

BAIRD, KURTZ & DOBSON
Fayetteville, Arkansas

August 15, 1996



Cannon Express, Inc. and Subsidiaries

Schedule II
Valuation and Qualifying Accounts

                   Column B   Column C       Column D  Column E  Column F
                                      Additions

                                  (1)          (2)
                  Balance at  Charged to   Charged to            Balance at
                 Beginning of  Costs and Other Accounts Deductions end of
                    Period      Expenses    Describe     Describe  Period

Year ended June 30,1996:
Deducted from assets
 accounts:
Reserve for doubtful
 trade receivables  $141,175   $30,000               -      $ (A)  $171,175


Year ended June 30, 1995:
Deducted from assets
 accounts:
Reserve for doubtful
 trade receivables  $117,447  $ 30,000               -  $6,272(A)  $141,175



Year ended June 30, 1994:
Deducted from assets
 accounts:
Reserve for doubtful
 trade receivables  $ 84,047  $120,000               - $86,600(A)  $117,447



Allowance for net unrealized
losses on marketable equity
 securities         $194,517  $615,432               - $87,502(B) $722,447(C)

(A)Uncollectible accounts written off, net of recoveries.

(B)Allowance account amount used to write down to fair value and establish a new cost basis for an investment that was considered other-than-temporarily impaired as of July 1, 1993.
(C)Allowance reversed with adoption of FAS 115. See Note 1 to the 1994 Consolidated Financial Statements.





Shareholder Information

Form 10-K Availability

A copy of the 1996 Form 10-K filed with the Securities and Exchange Commission will be forwarded, upon request, to any shareholder. Requests should be directed to:

Dean G. Cannon
Cannon Express, Inc.
P.O. Box 364
Springdale, Arkansas  72765


Transfer Agent and Registrar

Continental Stock Transfer
 and Trust Company
2 Broadway, 19th Floor
New York, New York   10004

Stock Listing

NASDAQ National Market System
Symbol:  CANX

Independent Auditors

Baird, Kurtz & Dobson

Communications Directory

Corporate Offices: Cannon Express, Inc., 1457 E. Robinson, Springdale, Arkansas 72764.
Mailing Address: Post Office Box 364, Springdale, Arkansas 72765.
Telephone: (501) 751-9209.