Form 10-Q
period 1996-09-30
CANNON EXPRESS INC
filed 1996-11-14
CIK 801558

  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

  FORM 10-Q

  ( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

  (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO




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



  Number of shares of $.01 par value common stock outstanding at October
  31, 1996:       3,147,652

  INDEX

  CANNON EXPRESS, INC. and SUBSIDIARIES




  PART 1--FINANCIAL INFORMATION


  ITEM 1--Financial Statements (Unaudited)

  Consolidated Balance Sheets
    as of September 30, 1996 and June 30, 1996  .......         1
  Consolidated Statements of Income and Retained Earnings
    for the Three Months Ended September 30, 1996 and 1995 . 3 Consolidated Statements of Cash Flows
    for the Three Months Ended September 30, 1996 and 1995  .   4
  Notes to Consolidated Financial Statements  ........          5


  ITEM 2--Management's Discussion and Analysis of Financial
    Condition and Results of Operations ...........             6





  PART II -- OTHER INFORMATION

  ITEM 1--Legal Proceedings   ................                  *
  ITEM 2--Changes in Securities ...............                 *
  ITEM 3--Defaults Upon Senior Securities ..........            *
  ITEM 4--Submission of Matters to a Vote of Security-Holders   *
  ITEM 5--Other Information .................                   *
  ITEM 6--Exhibits and Reports on Form 8-K  .........           *








  *No information submitted under this caption.




  PART 1.

  ITEM 1. Financial Statements (Unaudited)

  Cannon Express, Inc. and Subsidiaries

  Consolidated Balance Sheets

                                           September 30     June 30
                                                1996          1996
                                            (Unaudited)      (Note)
  Assets
  Current assets:
   Cash and cash equivalents               $ 6,015,268    $4,169,919
   Marketable securities                     2,716,751     3,188,628
   Receivables, net of allowance for
    doubtful accounts
    (September 30, 1996-$160,684;
     June 30, 1996-$171,175):
         Trade                              12,516,527    14,103,923
         Other                                 118,260       227,289
   Prepaid expenses and supplies             1,650,827     1,470,940
   Deferred income taxes                     1,008,000       672,000
  Total current assets                      24,025,633    23,832,699

  Property and equipment:
   Land, buildings and improvements          1,176,276     1,148,563
   Revenue equipment                        74,159,541    74,450,678
   Service, office and other equipment       2,300,338     2,290,494
                                            77,636,155    77,889,735
   Less allowances for depreciation         22,324,940    19,662,206
                                            55,311,215    58,227,529
  Other assets:
   Receivable from stockholders                 23,406        23,406
   Restricted cash                             770,026       770,026
   Other                                       942,264       939,764
  Total other assets                         1,735,696     1,733,196

                                           $81,072,544   $83,793,424





  Note: The balance sheet at June 30, 1996 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  See notes to consolidated financial statements.




  Cannon Express, Inc. and Subsidiaries

  Consolidated Balance Sheets                  (Continued)



                                           September 30       June 30
                                               1996             1996
                                           (Unaudited)         (Note)

  Liabilities and Stockholders' Equity
  Current liabilities:
   Trade accounts payable                   $  959,075    $ 1,120,828
    Accrued expenses:
     Insurance reserves                      2,793,072      2,553,205
       Other                                 2,155,852      2,141,206
     Federal and state income taxes payable  2,331,109      1,596,621
     Current portion of long-term debt      11,293,404     12,282,068
  Total current liabilities                 19,532,512     19,693,928

  Long-term debt, less current portion      41,457,789     43,963,848
  Deferred income taxes                      3,352,000      3,606,000
  Other liabilities                            249,753        283,719

  Stockholders' equity:
   Common stock: $.01 par value;
    authorized 10,000,000 shares;
     issued 3,205,777 shares                    32,058         32,058
   Additional paid-in capital                3,542,356      3,542,356
   Retained earnings                        12,465,097     11,950,566
   Unrealized appreciation on marketable
    securities, net of income taxes            626,866        906,836
                                            16,666,377     16,431,816
   Less treasury stock, at cost
    (58,125 shares)                            185,887        185,887
                                            16,480,490     16,245,929

                                           $81,072,544    $83,793,424







  Note: The balance sheet at June 30, 1996 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  See notes to consolidated financial statements.




  Cannon Express, Inc. and Subsidiaries
  Consolidated Statements of Income and Retained Earnings

                                                  Three Months Ended
                                                     September 30
                                                  1996          1995
                                                      (Unaudited)
  Operating revenue                          $27,562,855    $21,627,585

  Operating expenses and costs:
    Salaries, wages and fringe benefits        9,079,903      7,405,188
    Operating supplies and expense             8,498,833      6,047,284
    Operating taxes and licenses               1,553,662      1,278,864
    Insurance and claims                       1,239,659      1,029,426
    Depreciation and amortization              2,835,377      2,410,296
    Rents and purchased transportation         2,257,700        942,850
    Other                                        401,244        297,726
                                              25,866,378     19,411,634
  Operating income                             1,696,477      2,215,951

  Other income (expense):
   Interest expense                             (936,315)      (849,335)
   Other income                                   76,369         79,581
                                                (859,946)      (769,754)

  Income before income taxes                     836,531      1,446,197

  Federal and state income taxes:
                    Current                      737,000        521,000
                    Deferred                    (415,000)        36,000
                                                 322,000        557,000
  Net income                                     514,531        889,197
  Retained earnings at beginning of period    11,950,566     21,181,034
  Retained earnings at end of period         $12,465,097    $22,070,231

  Earnings per share:
  Net income per share                             $0.16          $0.27
  Average shares and share
   equivalents outstanding                     3,249,993      3,260,274






  Note: Average shares outstanding and earnings per share for current and prior period balances reflect the effects of the Recapitalization Plan which was approved by shareholders at a special meeting held April 10, 1996.

  See notes to consolidated financial statements.




  Cannon Express, Inc. and Subsidiaries

  Consolidated Statements of Cash Flows


                                                 Three Months Ended
                                                    September 30
                                                   1996        1996

                                                      (Unaudited)

  Operating activities
  Net income                                  $  514,531    $  889,197
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization              2,835,377     2,410,296
    Provision for deferred income taxes         (415,000)       36,000

    Loss on sale of marketable securities         15,241             _
    Changes in operating assets and liabilities:
     Accounts receivable                       1,696,425       424,107
     Prepaid expenses and supplies              (179,887)      230,896
     Accounts payable, accrued expenses,
      taxes payable, and other liabilities       828,903       333,815
     Other assets                                (10,000)            -
   Net cash provided by operating activities   5,285,590     4,324,311


  Investing activities
  Purchases of property and equipment            (37,557)   (9,357,039)
  Purchases of marketable securities             (29,480)     (257,778)
  Purchases of restricted investments                  -        (1,277)
  Proceeds from sales of marketable securities    30,880             -
  Proceeds from equipment sales                   90,638     2,748,500
    Net cash provided by (used in)
     Investing activities                         54,481    (6,867,594)


  Financing activities
  Proceeds from long-term borrowing                    -     9,812,203
  Principal payments on long-term debt and
   capital lease obligations                  (3,494,722)   (4,279,803)
    Net cash provided by (used in)
     financing activities                     (3,494,722)    5,532,400


  Increase in cash and cash equivalents        1,845,349     2,989,117
  Cash and cash equivalents at beginning
   of period                                   4,169,919    12,324,394

  Cash and cash equivalents at end
   of period                                 $ 6,015,268   $15,313,511

  See notes to consolidated financial statements.




  Notes to Consolidated Financial Statements (Unaudited)



  Note A - Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 1996.


  Note B - Net Income Per Share
                                                        Three Months Ended

                                                          1996       1995
                                                            (Unaudited)


  Average number of common shares outstanding       3,147,652    3,147,652
  Net effect of dilutive stock warrants
   and options                                        102,341      112,622
  Average shares and share equivalents outstanding  3,249,993    3,260,274
  Net income for the period                        $  514,531   $  889,197
  Per share                                              $.16         $.27



  Average shares outstanding and earnings per share for current and prior period balances reflect the effects of the Recapitalization Plan approved by shareholders at a special meeting held April 10, 1996.


  Note C - Subsequent Events

  The fair value of the Company's investment in a single equity security (Carrington Labs) has declined to $1,041,000 at November 7, 1996 from $2,550,000 at September 30, 1996. Unrealized gains or losses on equity securities are listed in the equity section of the balance sheet, net of income taxes.




  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations --First Quarter

  Operating revenue for the first quarter of fiscal 1997 (ended September 30, 1996) increased to $27,562,855 from $21,627,585 representing an increase of $5,935,270 or 27.4% over the comparable period in fiscal 1996. The Company's fleet expanded by 21.1% from 745 trucks at September 30, 1995 to 902 trucks at September 30, 1996. The increase in operating revenue over the same period of fiscal 1996 is primarily attributable to the increased number of shipments to existing customers transported by the Company's larger fleet of trucks and trailers. Additionally, revenue from intermodal services increased by $1,303,542 or 215.46% during the period. Operations of the Company continued to be affected in the first quarter of fiscal 1997 by excess capacity in the truckload industry, which led to downward pressure on rate per-mile charged to customers. In addition, the Company experienced a shortage of qualified drivers which impaired its ability to produce revenue. Therefore, the increase in operating costs related to the fleet expansion was not offset by increased revenue. Although the number of shipments increased by 39.6 % the Company's capacity continued to exceed the demand for services forcing per-mile revenue lower as the Company focused on moving available freight, in many cases servicing less profitable lanes, and in other cases, reducing its rates to customers to meet competition. The Company is increasing its sales efforts and is undertaking steps which it believes will increase the demand for its services.

  Salaries, wages, and fringe benefits, made up primarily of drivers' wages, decreased as a percentage of revenue to 32.9% in the first quarter of fiscal 1997 from 34.2% in the comparable period of fiscal 1996, although the percentage would have increased to 35.4% from 35.2% if the effects of the increased intermodal revenue were factored out. Transportation expenses associated with intermodal revenue are reported separately under rents and purchased transportation. Company drivers were awarded approximately $640,000 in bonuses for the three-month period ended September 30, 1996 as compared with $480,000 awarded during the three-month period ended September 30, 1995.

  Operating supplies and expenses, as a percentage of revenue, increased to 30.8% in the first quarter of fiscal 1997 from 28.0% in the comparable period of fiscal 1996, due primarily to higher fuel and maintenance costs. Operating taxes and licenses declined slightly to 5.6% of revenue in fiscal 1997 from 5.9% in fiscal 1996. Insurance and claims were 4.5% of revenue in fiscal 1997, decreasing from 4.8% in fiscal 1996. Depreciation and amortization decreased to 10.3% of revenue in fiscal 1997 from 11.1% in the same period of fiscal 1996. Excluding the effects of intermodal revenue, depreciation and amortization declined to 11.1% from 11.4% in the prior fiscal period. Rents and purchased transportation increased to 8.2% of revenue in fiscal 1997 from 4.4% in fiscal 1996 as a result of increased intermodal activities.

  Although operating revenue for the first quarter of 1997 grew by 27.4% over the comparable period of 1996, operating expenses increased by




  $6,454,744 or 33.3%. Accordingly, the Company's operating ratio increased to 93.8% in the first fiscal quarter of 1997 from 89.7% in the same period of fiscal 1996.

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and
  Results of   Operations--Cont'd

  Interest expense declined to 3.4% of revenue in the first quarter of fiscal 1997 from 3.9% recorded in the first quarter of fiscal 1996.

  Net income for the first quarter of fiscal 1997 ended September 30, 1996 was $514,531 ($.16 per share) compared to $889,197 ($.27 per share)
  during the comparable period of fiscal 1996, a decrease of $374,666 or 42.1% for the period.

  Fuel Cost and Availability

  The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. The price of fuel rose significantly during the first fiscal quarter ended September 30, 1996. Nationwide, the average price per gallon increased 8.9% during this period. Historically, most increases have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. At September 30, 1996, the Company had implemented a fuel surcharge, although fuel surcharges in the quarter did not totally offset increased fuel costs. Further cost increases or shortages of fuel could affect the Company's future profitability.

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

  Operating activities provided cash flows of $5.3 million for the first three months of fiscal 1997 compared to $4.3 million for the same period of fiscal 1996. Cash flows from operations in the first quarter of fiscal 1997 were the result of $.5 million in net income, $2.8 million in depreciation and $2.0 million net use of other working capital assets and liabilities. Investing activities provided net cash of $.05 million during the first three months of fiscal 1997 compared to $6.9 million net cash used in the same period of fiscal 1996. Financing activities used net cash of $3.5 million during the first quarter of fiscal 1997 compared to $5.5 million cash provided in the first quarter of 1996. During fiscal 1997, repayment on long-term debt and capital leases totaled $3.5 million.

  The Company's working capital at September 30, 1996 was $4.5 million compared to $4.1 million at June 30, 1996. The effect of the subsequent event mentioned in Note C would be to reduce working capital by




  $928,000. The Company used approximately $11.3 million in working capital during fiscal year 1996 to fund the recapitalization detailed below. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital is sufficient for its short-term needs. However, to the extent additional capital is necessary for the Company's operations, management believes it would be available through additional borrowings or equity offerings.

  Although the Company exercised a purchase option under an existing lease, no new trucks were added to its fleet in the quarter ended September 30, 1996. During the second fiscal quarter of 1997 the Company will take delivery of 200 new tractors and sell 193 older models for a net addition of 7 tractors to its fleet. During the second and third fiscal quarters of 1997 the Company will also take delivery of 300 new trailers and sell 118 older trailers for a net addition of 182 new trailers. Like other truckload carriers, the Company experiences significant driver turnover. Management anticipates that competition for qualified drivers will intensify. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements, however, no assurance can be made that the Company will not continue to experience a shortage of drivers in the future.

  Stock Recapitalization

  On April 10, 1996, at a special meeting, the Company's shareholders approved a recapitalization plan. The Company's Common Stock is traded on the NASDAQ National Market System under the symbol CANX.

  The recapitalization plan effected a 1-for-500,000 reverse split of the Company's non-voting Class B Common Stock and converted each whole share of Class B Common Stock outstanding after the reverse stock split into 493,150 shares of voting Class A Common Stock. All shareholders who owned fewer than 500,000 shares of Class B Common Stock on January 26, 1996 were paid a cash price of $9.00 per share. The Company funded these payments with working capital.


  PART II   OTHER INFORMATION


  ITEM 6. Exhibits and Reports on Form-K

  No reports on Form 8-K were filed during the three months ended
  September 30, 1996.




  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   CANNON EXPRESS, INC.
                                   (Registrant)


  Date: November 14, 1996          Dean G. Cannon
                                   President, Chairman of the Board,

                                    Chief Executive Officer and Chief
                                     Accounting Officer



  Date: November 14, 1996          Rose Marie Cannon
                                   Secretary, Treasurer and Director