Form 10-Q
period 1996-12-31
CANNON EXPRESS INC
filed 1997-02-14
CIK 801558

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT              OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER  31, 1996

(    )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO_________


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


Number of shares of $.01 par value common stock outstanding at January 31, 1997: 3,147,652

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES



PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of  December 31, 1996 and June 30, 1996. . . . . . . . . . . . . . .1
Consolidated Statements of Income and Retained Earnings
  for the Three Months and Six Months Ended December 31, 1996 and 1995 . 3 Consolidated Statements of Cash Flows
  for the Six Months Ended December 31, 1996 and 1995 . . . . . . . . . .4
Notes to Consolidated Financial Statements. . . . . . . . . . . .  . .  .5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . . . . . .6





PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . *
ITEM 2 -- Changes in Securities . . . . . . . . . . . . . . . . . . . . *
ITEM 3 -- Defaults Upon Senior Securities . . . . . . . . . . . . . . . *
ITEM 4 -- Submission of Matters to a Vote of Security-Holders . . . . . 9
ITEM 5 -- Other Information . . . . . . . . . . . . . . . . . . . . . . *
ITEM 6 -- Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . *




*No information submitted under this caption.

PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                   December 31    June 30
                                                      1996          1996
                                                   (Unaudited)     (Note)
Assets
Current assets:
  Cash and cash equivalents                        $1,914,120   $4,169,919
  Marketable securities                               995,596    3,188,628
 Receivables, net of allowance for doubtful accounts
    (December 31, 1996-$168,184; June 30, 1996-$171,175):
       Trade                                        8,782,546   14,103,923
       Other                                          355,339      227,289
  Prepaid expenses and supplies                       900,234    1,470,940
 Deferred income taxes                              2,053,000      672,000
Total current assets                               15,000,835   23,832,699

Property and equipment:
  Land, buildings and improvements                  1,172,563    1,148,563
  Revenue equipment                                80,868,148   74,450,678
  Service, office and other equipment               2,313,861    2,290,494
                                                   84,354,572   77,889,735
  Less allowances for depreciation                 21,278,521   19,662,206
                                                   63,076,051   58,227,529
Other assets:
  Receivable from stockholders                         23,406       23,406
  Restricted cash                                   1,270,026      770,026
  Other                                               944,645      939,764
Total other assets                                  2,238,077    1,733,196

                                                  $80,314,963  $83,793,424

Note: The balance sheet at June 30, 1996 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)

                                                  December 31      June 30
                                                      1996           1996
                                                  (Unaudited)       (Note)
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable                        $     466,242     $ 1,120,828
   Accrued expenses:
     Insurance reserves                             2,977,233       2,553,205
     Other                                          1,853,927       2,141,206
   Federal and state income taxes payable           3,317,051       1,596,621
   Current portion of long-term debt               12,128,417      12,282,068
Total current liabilities                          20,742,870      19,693,928

Long-term debt, less current portion               40,386,750      43,963,848
Deferred income taxes                               3,166,000       3,606,000
Other liabilities                                     229,092         283,719

Stockholders' equity:
 Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,205,777shares          32,058          32,058
  Additional paid-in capital                        3,542,356       3,542,356
  Retained earnings                                12,790,257      11,950,566
  Unrealized appreciation(depreciation) on marketable
     securities, net of income taxes                 (388,533)        906,836
                                                   15,976,138      16,431,816
  Less treasury stock, at cost (116,250 shares)       185,887         185,887
                                                   15,790,251      16,245,929

                                                  $80,314,963     $83,793,424


Note: The balance sheet at June 30, 1996 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings


                                           Three Months Ended     Six Months Ended December 31
                                           1996          1995         1996          1995
                                              (Unaudited)                 (Unaudited)
Operating revenue                      $26,356,862   $22,205,240   $53,919,717   $43,832,825

Operating expenses and costs:
  Salaries, wages and fringe benefits    8,821,531     7,706,350    17,901,434    15,111,538
  Operating supplies and expense         8,058,311     6,217,455    16,557,144    12,264,739
 Taxes and licenses                      1,657,190     1,183,170     3,210,852     2,137,175
  Insurance & claims                     1,023,303     1,421,549     2,262,962     2,775,834
  Depreciation and amortization          2,925,951     2,496,246     5,761,328     4,906,542
  Rents and purchased transportation     1,952,720     1,107,700     4,210,420     2,050,550
  Other                                    509,943       427,901       911,187       725,626
                                        24,948,949    20,560,371    50,815,327    39,972,004
Operating income                         1,407,913     1,644,869     3,104,390     3,860,821

Other income(expense)
Interest expense                          (937,439)     (963,424)   (1,873,754)   (1,812,759)
Other income                                57,686       235,183       134,055       314,763
                                          (879,753)     (728,241)   (1,739,699)   (1,497,996)
Income before income taxes                 528,160       916,628     1,364,691     2,362,825
Federal and state income taxes
                      Current              798,000       580,000     1,535,000     1,101,000
                      Deferred            (595,000)     (227,000)   (1,010,000)     (191,000)
                                           203,000       353,000       525,000       910,000
Net income                                 325,160       563,628       839,691     1,452,825
Retained earnings at beginning
 of period                              12,465,097    22,070,231    11,950,566    21,181,034
Retained earnings at end of period     $12,790,257   $22,633,859   $12,790,257   $22,633,859
Earnings per share:
Net income per share                         $0.10         $0.17         $0.26         $0.45
Average shares and share
  equivalents outstanding                3,239,597     3,239,463     3,244,795     3,244,728

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                            Six Months Ended
                                                         December 31
                                                       1996      1995
                                                         (Unaudited)

Operating activities
Net income                                         $ 839,691  $ 1,452,825
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                   5,742,149    4,899,283
   Provision for losses on accounts receivable        (2,991)      15,000
   Provision (credit) for deferred income taxes    1,010,000     (191,000)
   Loss on disposals of assets                        19,179        7,259
   Gain on sale of marketable securities              40,438      (74,643)
   Changes in operating assets and liabilities:
      Accounts receivable                          5,196,318    1,094,795
      Prepaid expenses and supplies                  570,706      397,366
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities        (872,110)   1,300,384
      Other assets                                   (19,881)      (9,377)
Net cash provided by operating activities         12,523,499    8,891,892

Investing activities
Purchases of property and equipment              (25,122,914) (12,433,273)
Purchases of marketable securities                   (62,743)    (307,635)
Purchases of restricted investments                 (500,000)      (1,303)
Sales of marketable securities                       109,044      114,355
Proceeds from the sale of equipment               14,528,064    6,556,907
Net cash used in investing activities            (11,048,549)  (6,070,949)

Financing activities
Proceeds from long-term borrowing                 22,820,747   12,859,814
Principal payments on long-term debt and
 capital lease obligations                       (26,551,496)  (9,620,207)
Net cash provided by financing activities         (3,730,749)   3,239,607
Increase(decrease) in cash and cash equivalen     (2,255,799)   6,060,550
Cash and cash equivalents at beginning of period   4,169,919   12,324,394

Cash and cash equivalents at end of period        $1,914,120  $18,384,944


See notes to consolidated financial statements.

                        Notes to Consolidated Financial Statements (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 1996.

Note B - Net Income Per Share
                                      Three Months Ended    Six Months Ended
                                          December 31          December 31
                                      1996          1995     1996      1995
                                         (Unaudited)          (Unaudited)
    Average number of common shares
  outstanding                         3,147,652 3,147,652 3,147,652  3,147,652
Net effect of dilutive stock warrants
  and options                            91,945    91,811    98,143     97,076
Average shares and share
  equivalents outstanding             3,239,597 3,239,463 3,244,795  3,244,728
Net income for the period           $   325,160 $ 563,628 $ 839,691 $1,452,825
Per share                                  $.10      $.17      $.26       $.45

Note C - Contingencies

A lawsuit has been filed in Phoenix, Arizona against the Company involving a company tractor which allegedly struck the plaintiff. The alleged accident occurred in July of 1995. Although the Company believes it should not be liable for any damages, the plaintiff's attorney has made a demand for approximately $700,000 in damages and has indicated it may pursue punitive damages.

In May of 1996, a Company tractor and trailer were involved in an unavoidable fatal traffic accident which was the result of a heart attack suffered by the Company's driver who also died in the accident. The Company is a defendant in three lawsuits in which plaintiffs seek an aggregate of $20,000,000 related to this accident and is also aware of other parties who may have claims related to this accident.

The Company believes it has a meritorious defense in these actions and expects to vigorously defend its interests, however, an adverse outcome in one or more of these actions could be expected to have a significant negative impact on the Company's profitability and liquidity. The Company maintained liability insurance with a limit of $1 million per occurrence at the time of these
occurrences.


Note D - Related Party Transactions

In September, the Company entered into a receivables purchase agreement for up to $6 million of its accounts receivable with CUSA, Inc., a limited partnership which includes Alice L. Walton as one of its partners. Ms. Walton, who owns approximately 9% of the outstanding shares of the Company and is on the Company's Board of Directors, is a 9.9% limited partner in CUSA, Inc.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Second Quarter

Operating revenue for the second quarter of fiscal 1997 (ended December 31, 1996) increased to $26,356,862 from $22,205,240 representing an increase of $4,151,622 or 18.7% over the comparable period in fiscal 1995. The Company's fleet expanded from 820 trucks at December 31, 1995 to 909 trucks at December 31, 1996. The increase in operating revenue over the same period of fiscal 1996 is primarily attributable to the increased number of shipments to existing customers transported by the Company's larger fleet of trucks and trailers. The Company's revenue from intermodal activities increased by 51.1% in the second quarter of fiscal 1997 when compared to the second quarter of fiscal 1996. Operations of the Company continued to be affected in the second quarter of fiscal 1997 by excess capacity in the truckload industry,and additionally, increased fuel costs and a shortage of qualified drivers for its trucks adversely affected the quarter's results.
The Company has increased its sales efforts focusing its attention on adding new customers and increasing shipments for existing customers.

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, decreased as a percentage of revenue to 33.5% in the second quarter of fiscal 1997 from 34.7% in the second quarter of fiscal 1996. This decrease was due to the increased revenue from intermodal activities. The Company's drivers were awarded approximately $657,000 in bonuses for the three-month period ended December 31, 1996 as compared with $515,000 awarded during the three-month period ended December 31, 1995. The Company expects that competition for drivers will continue to increase and that future pay increases may be necessary to attract and retain qualified drivers to operate its trucks.

Operating supplies and expenses, as a percentage of revenue, increased to 30.6% in the second quarter of fiscal 1997 from 28.0% in the comparable period of fiscal 1996. This increase was primarily due to the Company's average fuel costs which were 19 cents per gallon higher in the second quarter fiscal 1997 than in the second quarter of fiscal 1996. Taxes and licenses increased to 6.3% of revenue in fiscal 1997 from 5.3% in fiscal 1996 due to the timing of new equipment purchases during fiscal 1997. Depreciation and amortization was steady at 11.1% and 11.2% of revenue in the second quarter of fiscal 1997 and fiscal 1996, respectively. Rents and purchased transportation increased to 7.4% of revenue in fiscal 1997 from 5.0% in fiscal 1996 due to the need for
additional trailers used in intermodal activities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cont'd

 Although operating revenue for the second quarter of 1997 grew by 18.7% over the comparable period of 1996, operating expenses increased by $4,388,578 or 21.3%. Accordingly, the Company's operating ratio increased to 94.7% in the second fiscal quarter of 1997 from 92.6% in the same period of fiscal 1996.

Other income and expense was 3.3% of revenue in both the second quarter of fiscal 1997and in the comparable period of fiscal 1996.
The Company's effective income tax rate was 38.5% of pre-tax net income for the second quarter of fiscal 1997 and in the second quarter of fiscal 1996.

Net income for the second quarter of fiscal 1997 ended December 31, 1996 was $325,160 ($.10 per share) compared to $563,628 ($.17 per share) during the comparable period of fiscal 1996, a decrease of $238,468 or 42.3% for the period.


Results of Operations - Six Month Period

Operating revenue for the first six months of fiscal 1997 ended December 31, 1996 increased to $53,919,717 from $43,832,825 in the comparable period of fiscal 1996 representing an increase of $10,086,892 or 23.0%. As in the three-month period, the increase in operating revenue over the same period of fiscal 1996 is primarily attributable to the increased number of shipments transported by the Company's larger fleet of trucks and trailers and to increased revenue from intermodal operations which increased by 114.4% when compared to the six-months period of fiscal 1996. Operating income declined to $3,104,390 in the six months ended December 31, 1996 from $3,860,821 during the comparable period of fiscal 1996, a decrease of 19.6%.

Salaries, wages, and fringe benefits decreased to 33.2% of revenues in the six-month period of fiscal 1997 from the 34.5% reported in the six-month period of fiscal 1996. This decrease, as in the three-month period, is due to the additional revenue from intermodal activities. Operating supplies and expenses increased to 30.7% of revenue in fiscal 1997 from 28.0% in fiscal 1996. During the six months period, the Company's average cost of fuel was approximately 14 cents per gallon higher than in the same period of fiscal 1996. Taxes and licenses increased to 6.0% of revenue during fiscal 1997 from 4.9% in fiscal 1996 due to increased costs associated with the Company's larger fleet of revenue equipment. Depreciation and amortization, as a percentage of revenue, declined to 10.7% of revenue in fiscal 1997 from 11.2% in the same period of fiscal 1996.

Rents and purchased transportation increased to 7.8%of revenue in the first six months of fiscal 1997 from 4.7% during the comparable period of fiscal 1996. As was the case in the three-months period, this increase was caused primarily by the need for additional trailers to support the increased intermodal activities. Other expenses were steady at 1.7% of revenue in both periods.

Net income for the first six months of fiscal 1997 ended December 31, 1996 was $839,691 ($.26 per share) compared to $1,452,825 ($.45 per share) during the comparable period of fiscal 1996, a decline of $613,134 or 42.2% for the
six-month period.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cont'd

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Diesel fuel costs, as mentioned above, increased dramatically in the first two quarters of fiscal 1997 over the same period of fiscal 1996. The Company's operating costs in the three months period ended December 31, 1996 were $825,000 higher due to increased fuel
costs when compared to the same period of 1995.   Results for the six month
period ended December 31, 1996 were negatively impacted in the amount of $1,260,000 due to higher fuel costs. Although the Company implemented fuel surcharges for its customers, these surcharges did not cover the additional fuel costs the Company incurred. Fuel cost increases have historically been passed through to the Company's customers in the form of a rate increase or a fuel surcharge, however, it is unknown if market conditions will allow future rate increases or fuel surcharges to cover additional costs. Future cost increases or shortages of fuel could affect the Company's future profitability.

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

 The Company primarily finances revenue equipment purchases with debt or lease agreements which are secured by the asset being acquired. The Company is not dependent on one source or lender for its credit needs; at the present time the Company has finance agreements in place with eight different lenders.

The Company took delivery of 200 new trucks and traded in 193 trucks in the quarter ended December 31, 1996. The Company also took delivery of 100 new air-ride 53 foot trailers in the quarter ended December 31, 1996.

The Company has on order an additional 200 trailers with a total cost of approximately $3.3 million which are scheduled to be delivered in the third quarter of fiscal 1997 ending March 31, 1997. The Company expects to finance these trailers through debt or lease agreements.

The Company's working capital at December 31, 1996 was a deficit of $5.7 million compared to a surplus of $4.1 million at June 30, 1996. The deficit at December 31 was due to the Company's decision to purchase equipment for cash in the quarter ended December 31, 1996. The Company expects that it will finance these acquisitions in the quarter ending March 31, 1997, which will increase it's working capital by approximately $7.5 million. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital will be sufficient for its short-term needs. However, to the extent that such revenues are insufficient for such purposes, the Company may be required to rely on additional borrowings or equity offerings to meet its capital asset needs.





PART II   OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

On November 19, 1996, the Annual Meeting of Stockholders was held in Springdale, Arkansas. The only matter submitted to a vote of the stockholders was the reelection of the Company's current Board of Directors whose terms expire in 1996 and the addition of Alice L. Walton to the Board of Directors. Over 99% of the shares present or represented by proxy were voted in favor of management's nominees.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           CANNON EXPRESS, INC.
                                           (Registrant)


Date: February 14, 1997                  /s/  Dean G. Cannon
                                         President, Chairman of the Board,
                                         Chief Executive Officer and Chief
                                         Accounting Officer



Date: February 14, 1997                  /s/  Rose Marie Cannon
                                         Secretary, Treasurer and Director