Form 10-Q
period 1997-03-31
CANNON EXPRESS INC
filed 1997-05-15
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


Number of shares of $.01 par value common stock outstanding at April 30, 1997:
3,145,652

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES




PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of March 31, 1997 and June 30, 1996  .........          1
Consolidated Statements of Income and Retained Earnings
  for the Three Months and Nine Months Ended March 31, 1997
  and 1996 .............................................     3
Consolidated Statements of Cash Flows
  for the Nine Months Ended March 31, 1997 and 1996 ....     4
Notes to Consolidated Financial Statements  ........         5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations ...........            6





PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings   ...............                *
ITEM 2 -- Changes in Securities ..............               *
ITEM 3 -- Defaults Upon Senior Securities .........          *
ITEM 4 -- Submission of Matters to a Vote of Security-Holders
 ..............................                               *
ITEM 5 -- Other Information ................                 *
ITEM 6 -- Exhibits and Reports on Form 8-K  ........         *








*No information submitted under this caption.

PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                   March 31      June 30
                                                     1997          1996
                                                  (Unaudited)     (Note)
Assets
Current assets:
  Cash and cash equivalents                      $ 2,855,925   $ 4,169,919
  Marketable securities                              802,822     3,188,628
  Receivables, net of allowance
   for doubtful accounts (March 31, 1997-
   $175,684; June 30, 1996-$171,175):
       Trade                                       9,551,928    14,103,923
       Other                                         688,869       227,289
  Prepaid expenses and supplies                    1,613,291     1,470,940
  Deferred income taxes                            1,715,000       672,000
Total current assets                              17,227,835    23,832,699

Property and equipment:
  Land, buildings and improvements                 1,176,563     1,148,563
  Revenue equipment                               80,788,770    74,450,678
  Service, office and other equipment              2,321,036     2,290,494
                                                  84,286,369    77,889,735
  Less allowances for depreciation                22,897,146    19,662,206
                                                  61,389,223    58,227,529
Other assets:
  Receivable from stockholders                        23,406        23,406
  Restricted investments                           1,460,026       770,026
  Other                                              937,145       939,764
Total other assets                                 2,420,577     1,733,196

                                                 $81,037,635   $83,793,424

Note: The balance sheet at June 30, 1996 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)


                                                   March 31      June 30
                                                     1997          1996
                                                 (Unaudited)      (Note)
Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                         $   738,268   $ 1,120,828
  Accrued expenses:
     Insurance reserves                            2,833,711     2,553,205
     Other                                         2,203,556     2,141,206
  Federal and state income taxes payable           3,048,876     1,596,621
  Current portion of long-term debt               15,362,056    12,282,068
Total current liabilities                         24,186,467    19,693,928

Long-term debt, less current portion              37,851,630    43,963,848
Deferred income taxes                              3,131,000     3,606,000
Other liabilities                                    208,430       283,719

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,205,777 shares        32,058        32,058
  Additional paid-in capital                       3,542,356     3,542,356
  Retained earnings                               12,813,033    11,950,566
  Unrealized appreciation(depreciation) on
    marketable securities, net of income taxes      (527,075)      906,836
                                                  15,860,372    16,431,816
  Less treasury stock, at cost (60,125 shares
    in March 1997 and 58,125 shares in June 1996)    200,264       185,887
                                                  15,660,108    16,245,929

                                                 $81,037,635   $83,793,424


Note: The balance sheet at June 30, 1996 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings

                               Three Months Ended         Nine Months Ended
                                    March 31                  March 31
                                1997        1996          1997        1996
                                  (Unaudited)               (Unaudited)

Operating revenue           $25,426,960  $21,946,007  $79,346,677  $65,778,832

Operating expenses and costs:
  Salaries, wages and fringe
    benefits                  8,859,940    7,771,191   26,761,374   22,882,729
  Operating supplies and
    expense                   7,890,326    6,743,710   24,447,470   19,008,449
  Taxes and licenses          1,636,551    1,443,397    4,847,403    4,253,501
  Insurance & claims          1,588,775    1,193,152    3,851,737    3,296,057
  Depreciation and
    amortization              2,885,395    2,796,480    8,646,723    7,703,022
  Rents and purchased
    transportation            1,165,715      943,541    5,376,135    2,994,091
  Other                         471,882      441,365    1,383,069    1,166,991
                             24,498,584   21,332,836   75,313,911   61,304,840

Operating income                928,376      613,171    4,032,766    4,473,992

Other income(expense)

Interest expense               (943,973)    (943,004)  (2,817,727)  (2,755,763)
Other income                     53,373      332,953      187,428      647,716
                               (890,600)    (610,051)  (2,630,299)  (2,108,047)

Income before income taxes       37,776        3,120    1,402,467    2,365,945
Federal and state income taxes
   Current                     (375,000)    (230,000)   1,160,000      871,000
   Deferred                     390,000      231,000     (620,000)      40,000
                                 15,000        1,000      540,000      911,000

Net income                       22,776        2,120      862,467    1,454,945
Retained earnings at beginning
  of period                  12,790,257   22,633,859   11,950,566   21,181,034
Retained earnings at end of
  period                    $12,813,033  $22,635,979  $12,813,033  $22,635,979
Earnings per share:
Net income per share              $0.01        $0.00        $0.27        $0.45
Average shares and share
  equivalents outstanding     3,231,692    3,234,519    3,240,427    3,244,752


See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                     Nine Months Ended
                                                          March 31
                                                     1997         1996
                                                        (Unaudited)

Operating activities
Net income                                         $ 862,467   $ 1,454,945
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                   8,791,052     7,687,586
   Provision for losses on accounts receivable         4,509        22,500
   Provision (credit) for deferred income taxes     (620,000)       40,000
   Loss (gain) on disposals of assets               (144,429)       15,436
   Loss (gain) on sale of marketable securities       40,438      (226,213)
   Changes in operating assets and liabilities:
      Accounts receivable                          4,085,906    (2,688,831)
      Prepaid expenses and supplies                 (142,351)   (1,214,178)
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities       1,336,914     2,173,779
      Other assets                                   (19,881)      (14,160)
Net cash provided by operating activities         14,194,625     7,250,864


Investing activities
Purchases of property and equipment              (17,189,617)  (15,542,770)
Purchases of marketable securities                   (89,509)     (307,635)
Purchases of restricted investments                 (690,000)       (2,726)
Sales of marketable securities                       103,313       375,520
Proceeds from the sale of equipment                5,403,800     6,556,908
Net cash used in investing activities            (12,462,013)   (8,920,703)


Financing activities
Proceeds from long-term borrowing                 14,715,790    15,907,421
Principal payments on long-term debt and
  capital lease obligations                      (17,748,019)  (12,127,386)
Purchase of treasury stock                           (14,377)            -
Net cash provided by (used in) financing
  activities                                      (3,046,606)    3,780,035

Increase (decrease) in cash and cash equivalents  (1,313,994)    2,110,196
Cash and cash equivalents at beginning of period   4,169,919    12,324,394

Cash and cash equivalents at end of period       $ 2,855,925   $14,434,590

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended
June 30, 1996.

Note B - Net Income Per Share
                                  Three Months Ended        Nine Months Ended
                                        March 31                 March 31
                                   1997        1996         1997        1996
                                     (Unaudited)                (Unaudited)
Average number of common shares
  outstanding                    3,147,430   3,147,652   3,147,579   3,147,652
Net effect of dilutive stock
  warrants and options              84,262      86,867      92,848      97,100
Average shares and share
  equivalents outstanding        3,231,692   3,234,519   3,240,427   3,244,752
Net income for the period       $   22,776  $    2,120  $  862,467  $1,454,945
Per share                             $.01        $.00        $.27        $.45

Note C - Contingencies

A lawsuit filed in Phoenix, Arizona against the Company involving a company tractor has been disposed of. The Company's expenses related to this matter were approximately $150,000. In May of 1996, a Company tractor and trailer were involved in an unavoidable fatal traffic accident which was the result of a heart attack suffered by the Company's driver who also died in the accident. The Company is a defendant in a lawsuit (originally three lawsuits, but now a combined action) in which plaintiffs seek an aggregate of $20,000,000 related to this accident. A tentative trial date has been set for September 1997.
The Company is also aware of other parties who may have claims related to this accident.

The Company believes it has a meritorious defense in this remaining action and expects to vigorously defend its interests, however, an adverse outcome in this action could be expected to have a significant negative impact on the Company's profitability and liquidity. The Company maintained liability insurance with a limit of $1 million per occurrence at the time of these occurrences.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Third Quarter

Operating revenue for the third quarter of fiscal 1997 (ended March 31, 1997) increased to $25,426,960 from $21,946,007 representing an increase of $3,480,953 or 15.9% over the comparable period in fiscal 1996.The Company's fleet expanded from 870 trucks at March 31, 1996 to 909 trucks at March 31, 1997. The increase in operating revenue over the same period of fiscal 1996 is primarily attributable to the increased number of shipments to existing customers transported by the Company's larger fleet of trucks and trailers. Additionally, the Company's revenue from intermodal activities increased to $892,381 from $599,011, or 49.0%, in the third quarter of fiscal 1997 when compared to the third quarter of fiscal 1996. The Company's intermodal activities generally involve interline agreements between Company trucks and railroads. The Company plans to continue to expand its intermodal operations in certain areas where pickup and delivery times are not critical. Although demand for services was strong, a shortage of qualified drivers for its trucks adversely affected the Company's quarterly results. The Company is continuing to improve its recruiting and retention programs and as of May 14, 1997, the Company's trucks are fully staffed.

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, decreased as a percentage of revenue to 34.8% in the third quarter of fiscal 1997 from 35.4% in the third quarter of fiscal 1996. This decrease was due to the increased revenue from intermodal activities. The Company's drivers were awarded approximately $653,000 in bonuses for the three-month period ended March 31, 1997 as compared with $466,000 awarded during the three-month period ended March 31, 1996. The Company expects that competition for drivers will continue to increase and that future pay increases may be necessary to attract and retain qualified drivers to operate its trucks.

Operating supplies and expenses, as a percentage of revenue, increased to 31.0% in the third quarter of fiscal 1997 from 30.7% in the comparable period of fiscal 1996. This increase was primarily due to the Company's average fuel costs which were 8 cents per gallon higher in the third quarter of fiscal 1997 than in the third quarter of fiscal 1996. Taxes and licenses decreased to 6.4% ofrevenue in fiscal 1997 from 6.6% in fiscal 1996. Depreciation and amortization decreased to 11.3% of revenue in fiscal 1997 from 12.7% in fiscal 1996. A gain on sale of equipment of $163,608 was included in the third quarter of fiscal 1997 as compared to a loss of $8,177 in the third quarter of fiscal 1996. Rents and purchased transportation increased to 4.6% of revenue in fiscal 1997 from 4.3% in fiscal 1996 due to the need for additional trailers used in intermodal activities.

While operating revenue for the third quarter of 1997 grew by 15.9% over the comparable period of 1996, operating expenses increased by $3,165,748 or 14.8%. Accordingly, the Company's operating ratio improved to 96.3% in the third fiscal quarter of 1997 from 97.2% in the same period of fiscal 1996.

Other income and expense was 3.5% of revenue in the second quarter of fiscal 1997 and 2.8% in the comparable period of fiscal 1996.
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cont'd

The Company's effective income tax rate was 38.5% of pre-tax net income for the third quarter of fiscal 1997 and in the third quarter of fiscal 1996.

Net income for the third quarter of fiscal 1997 ended March 31, 1997 was $22,776 ($.01 per share) compared to $2,120($.00 per share) during the comparable period of fiscal 1996.

The Company continued to struggle during the quarter to staff its trucks with qualified drivers as did most of the truckload industry. Approximately 10% of the fleet was idle during the quarter due to the shortage of drivers. Fuel costs during the quarter averaged approximately 1.3 cents per mile higher than in the same quarter last year. The Company also continued to see downward pressure on the rates it charges to its customers, however, it improved empty miles by approximately 2.8%.

Results of Operations - Nine Month Period

Operating revenue for the first nine months of fiscal 1997 ended March 31, 1997 increased to $79,346,677 from $65,778,832 in the comparable period of fiscal 1996 representing an increase of $13,567,845 or 20.6%. As in the three-month period, the increase in operating revenue over the same period of fiscal 1996 is primarily attributable to the increased number of shipments to existing customers transported by the Company's larger fleet of trucks and trailers and to increased revenue from intermodal operations which increased to $4,067,473 from $2,079,637, or 95.6%, when compared to the nine-months period of fiscal 1996. Operating income declined to $4,032,766 in the nine months ended March 31, 1997 from $4,473,992 during the comparable period of fiscal 1996, a decrease of 9.9%.

Salaries, wages, and fringe benefits decreased to 33.7% of revenues in the nine-month period of fiscal 1997 from the 34.8% reported in the nine-month period of fiscal 1996. This decrease, as in the three-month period, is due to the additional revenue from intermodal activities. Operating supplies and expenses increased to 30.8% of revenue in fiscal 1997 from 28.9% in fiscal 1996. During the nine months period of 1997, the Company's average cost of fuel was approx-imately 12 cents per gallon higher than in the same period of fiscal 1996.
Taxes and licenses decreased to 6.1% of revenue during fiscal 1997 from 6.5% in fiscal 1996. Depreciation and amortization, as a percentage of revenue, declined to 10.9% of revenue in fiscal 1997 from 11.7% in the same period of fiscal 1996. A gain on sale of equipment of $144,429 was included in the nine-month period of fiscal 1997 as compared to a loss of $15,436 in the same period of fiscal 1996.

Rents and purchased transportation increased to 6.8% of revenue in the first nine months of fiscal 1997 from 4.6% during the comparable period of fiscal 1996. As was the case in the three-months period, this increase was caused primarily by the need for additional trailers to support the increased inter-modal activities. Other expenses were steady at 1.7% and 1.8% of revenue in the third quarter of fiscal 1997 and fiscal 1996, respectively.

While operating revenue for the nine-month period of 1997 grew by 20.6% over the comparable period of 1996, operating expenses increased by $14,009,071 or 22.9%. Accordingly, the Company's operating ratio increased to 94.9% for the nine-month period in 1997 from 93.2% during the same period in 1996.
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cont'd

Net income for the first nine months of fiscal 1997 ended March 31, 1997 was $862,467 ($.27 per share) compared to $1,454,945 ($.45 per share) during the comparable period of fiscal 1996, a decline of $592,478 or 40.7% for the nine-month period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Diesel fuel costs, as mentioned above, increased dramatically in the first two quarters of fiscal 1997 over the same period of fiscal 1996 and remained above historical levels in the third quarter. The Company's operating costs in the three months period ended March 31, 1997 were $420,000 higher due to increased fuel costs when compared to the same
period of 1996.   Results for the nine month period ended March 31, 1997 were negatively impacted in the approximate amount of $1,680,000 due to higher fuel costs. Although the Company implemented fuel surcharges for its customers, these surcharges did not cover the additional fuel costs the Company incurred. Fuel cost increases have historically been passed through to the Company's customers in the form of a rate increase or a fuel surcharge, however, it is unknown if market conditions will allow future rate increases or fuel surcharges to cover additional costs. Future cost increases or shortages of fuel could affect the Company's future profitability.

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

The Company primarily finances revenue equipment purchases with debt or lease agreements which are secured by the asset being acquired. The Company is not dependent on one source or lender for its credit needs; at the present time the Company has finance agreements in place with nine different lenders.

The Company took delivery of 200 new air-ride 53 foot trailers and traded in 109 trailers during the quarter ended March 31, 1997. The Company financed 100 of these trailers through a debt agreement entered into during the quarter, and the remainder were financed through a debt agreement entered into in April 1997.

The Company's working capital at March 31, 1997 was a deficit of $7.0 million compared to a surplus of $4.1 million at June 30, 1996. The deficit at March 31 was due to the Company's decision to purchase equipment for cash in the quarter ended December 31, 1996. The Company has commitments for $3.5 to $5.0 million from lenders to finance these acquisitions in the future if it is determined that the Company has a need for additional working capital. Management has deviated from its past policy of maintaining large cash balances in an effort to reduce interest expense. Management believes that it is unlikely that the cost and availability of financing will be adversely affected by this working capital deficit in the near future.


PART II   OTHER INFORMATION




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






CANNON EXPRESS, INC.

(Registrant)


Date: May 14, 1997                /s/ Dean G. Cannon
                        President, Chairman of the Board,
              Chief Executive Officer and Chief Accounting Officer



Date: May 14, 1997                /s/ Rose Marie Cannon
                          Secretary, Treasurer and Director