Form 10-K
period 1997-06-30
CANNON EXPRESS INC
filed 1997-09-26
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1997


(    )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
  TO

Commission File No. 0-16386

CANNON EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware                                71-0650141
(State  or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K  Yes      No  X

Aggregate market value of voting stock held by non-affiliates of the registrant at September 22, 1997: $5,921,820.

Number of shares of common stock outstanding at September 22, 1997:
Common Stock - 3,145,652

Documents incorporated by reference: Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 18, 1997.


Part I

Item 1.  Business

Cannon Express, Inc. (the "Company" or "Registrant") is an irregular route, truckload carrier with headquarters in Springdale, Arkansas, transporting a wide range of general commodities in the United States pursuant to nationwide operating authorities granted by the Department of Transportation ("DOT"), and in Canada through operating authorities granted by the Canadian provinces. At June 30, 1997, the Company operated a fleet of 908 tractors and 2,119 trailers, and employed 1,156 people, none of whom is represented by a collective bargaining agreement.

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

The Company publishes its own freight rates instead of using rates published for a group of carriers by freight rate publishing bureaus. This practice permits pricing that is responsive to changing market conditions as well as to a particular customer's needs. Most arrangements for transportation are made in the form of contracts with customers.

During the fiscal year ended June 30, 1997, Wal-Mart Stores, Inc. ("Wal-Mart") accounted for 51.0% and International Paper, Inc. accounted for 15.8% of the Company's operating revenue. During the fiscal years ended June 30, 1996 and 1995, Wal-Mart accounted for 49.5% and 41.3%, respectively, and International Paper accounted for 10.2% and 17.5%, respectively, of operating revenue. The Company does not have long-term contracts with its customers, and, accordingly, there is no assurance that the current volume of business from these major customers will continue. Management believes that the sudden loss of a significant customer could have a material adverse effect on revenue, equipment utilization and operating efficiencies.

The principal types of freight transported by the Company include: retail and wholesale goods primarily for discount merchandisers, paper goods, automotive supplies and parts, and non-perishable food products.

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

Once documents (such as driver's log, bill of lading, fuel tickets) have been received by the Company, they are examined by the fuel and safety departments and then by the billing department, which verifies shipment and billing information previously entered into the computer by operations personnel. Computer-generated bills are typically sent to the customer on the same day shipment documents are received. The Company transmits freight bills and shipment status information electronically through "EDI" ("Electronic Data Interchange") for certain customers.

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

Drivers and Other Employees

As of June 30, 1997, the Company employed 924 drivers and driver trainees. All drivers are selected in accordance with Company guidelines relating primarily to safety record, driving experience and personal evaluation.
The Company requires all drivers to meet experience requirements or to satisfactorily complete a training program, which pairs a trainee with one of the Company's proven driver trainers. Trainees sharpen the skills necessary for success and are evaluated daily by their trainer. Once selected, a driver or driver trainee is instructed in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of the equipment.

The Company's drivers are compensated on the basis of miles driven, loading, unloading and delivery stops, plus bonuses. Base pay per mile increases with a driver's completion of a specified number of miles safely driven. During fiscal 1997, drivers who met Company performance and safety standards received an additional five cents per mile in compensation paid quarterly in the form of a bonus. Driver bonuses earned during the fiscal year ended June 30, 1997, approximated $2,576,000. Effective July 1, 1997, the Company increased its mileage pay scale by a minimum of 3 cents per mile and implemented a graduated scale for newly hired drivers based on their past experience. Those drivers who qualify will receive a 2 cent per mile performance bonus paid quarterly.

Like other truckload carriers, the Company experiences significant driver turnover. The Company has also experienced shortages of qualified drivers from time to time. Management anticipates that competition for qualified drivers will intensify. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements, however, no assurance can be made that the Company will not experience a shortage of drivers in the future.

As of June 30, 1997, the Company employed:
                                                1997    1996
     Drivers and Driver Trainees                 924     941
     Management                                   15      15
     Operations, Marketing, and Administration   139     125
     Maintenance and Repair                       78      79
     Total                                     1,156   1,160

Management considers relations with its employees to be satisfactory and has not experienced collective bargaining efforts in the past, nor does it anticipate any collective bargaining by employees in the future. The Company has a 401(K) plan for its drivers and other employees. Company contributions, if any, are determined annually by its Board of Directors.

Tractors and Trailers

At June 30, 1997, the fleet consisted of 908 tractors and 2,119 trailers, compared to 909 tractors and 1,939 trailers at June 30, 1996. As of June 30, 1997, total new tractors purchased or leased for the fiscal year were 200 with 201 older model tractors being traded in or sold. In addition, the Company added 300 new trailers and sold 120 trailers for a net addition to its fleet of 180 trailers during the fiscal year ended June 30, 1997. Tractors are acquired primarily with driver comfort, fuel efficiency and overall economy in mind. All tractors operated by the Company are conventionals, rather than cab-overs. Management believes that this type of tractor will provide the driver greater comfort and will require less overall maintenance because of the tractor's easier ride on the road. As of June 30, 1997, substantially all of the Company's tractors were manufactured by International, while trailers were manufactured by various trailer manufacturers. The Company has negotiated extended warranties on many of its tractors and intends to trade-in such tractors on approximately a four-year cycle. Manufacturers of tractors are required to certify to the Company that new tractors meet federal emissions standards. All trailers in the fleet measure 48 or 53 feet in length by 102 inches in width.

The Company has a comprehensive preventive maintenance program for its tractors and trailers. Inspections and different levels of repair or maintenance are performed at regular intervals. At each inspection, diagnostic tests are performed to ensure proper operation of equipment.

The following table shows the type and age of equipment operated by the Company at June 30, 1997:

            MODEL       OVER-the-ROAD   48-FOOT      53-FOOT
             YEAR        TRACTORS       TRAILERS    TRAILERS
            1997            225             -          300
            1996            327           299            -
            1995            345           688            -
            1994             -            200            -
            1993             -            253            -
            1992             -            194            -
            1991             1             49            -
            1990             1             93            -
            1989 thru 1983   9             43            -
                           908          1,819          300

Fuel

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Both the availability and the cost of diesel fuel are influenced by economic and political events not within the Company's control. The Company does not presently participate in any program to insure price stability. Fuel costs during fiscal 1997 were significantly higher than during fiscal year 1996. Historically, most increases have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Future shortages or significant increased costs which could not be passed through to its customers could have a material adverse impact on the Company's profitability.

Governmental Regulation

The Company is a motor common and contract carrier previously regulated by both the Interstate Commerce Commission ("ICC") and various state agencies. Although the "ICC Termination Act of 1995" effectively eliminated the ICC as of January 1, 1996, most functions of the ICC were transferred to the Department of Transportation ("DOT"). These regulatory authorities have broad powers generally governing matters such as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions and periodic financial reporting. In addition, the Company's Canadian business activities are subject to similar requirements imposed by provincial and Canadian regulations.

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

The Company maintains comprehensive liability insurance coverage up to $10 million per claim. The Company also maintains $250,000 of cargo loss and damage insurance per claim and collision coverage on owned or leased equipment. In addition, with the assistance of its third-party administrator, workers' compensation claims are self-insured up to $300,000. Management believes that current insurance coverage adequately protects the Company from liability arising from normal operations. Although coverage is currently available from multiple sources, a material decrease in availability, or a substantial increase in costs, could have a material adverse effect on the Company's profitability.

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

Item 3.  Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. In May of 1996, a Company tractor and trailer were involved in an unavoidable fatal traffic accident which was the result of a heart attack suffered by the Company's driver who also died in the accident. The Company is a defendant in a lawsuit (originally three lawsuits, but now a combined action) in which plaintiffs seek an aggregate of $20,000,000 related to this accident. Jury selection is scheduled for June 1998, with a trial date to be set at that time.The Company is also aware of other parties who may have claims related to this accident.

The Company believes it has a meritorious defense in this action and expects to vigorously defend its interests, however, an adverse outcome in this action could be expected to have a significant negative impact on the Company's profitability and liquidity. The Company maintained liability insurance with a limit of $1 million per occurrence until July 1, 1996.

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

     The range of high and low sales prices for the last eight fiscal quarters is as follows:

                              CLASS A COMMON STOCK     CLASS B COMMON STOCK
                                HIGH      LOW             HIGH      LOW
     YEAR ENDED JUNE 30, 1996:

     First Quarter               $14      $11  1/2      $13 3/4  $  7 3/8
     Second Quarter               12 1/4    8  3/4        9 3/4     6 45/64
     Third Quarter                10 1/4    8  3/4        7 7/8     6 1/4

                                 COMMON STOCK
                                HIGH      LOW

     Fourth Quarter              $11 1/2  $ 8  3/4

     YEAR ENDED JUNE 30, 1997:

     First Quarter               $11      $ 9  7/8
     Second Quarter               10        8
     Third Quarter                 8  3/4   6  3/4
     Fourth Quarter                7  1/4   5  1/2


(b) The approximate number of holders of common stock as of September 15, 1997 was 1600.

(c) The Company has not paid any dividends on its Common Stock. The present policy of the Company is to retain cash earnings to provide funds for operations and expansion of the Company's business.

Item 6.  Selected Financial Data

The following table provides a summary of selected financial data for Cannon Express, Inc.

FISCAL YEAR ENDED JUNE 30,
                              1997      1996      1995     1994      1993
                                 (in thousands except per share data)

Operating Revenue          $106,136   $89,991   $79,030   $59,177   $43,256

Income before cumulative
  effect of change
  in accounting
  principle(1)                1,432     2,159     6,016     3,808     2,028

Pro forma income
  before cumulative
  effect of change
  in accounting
  principle(1)                1,432     2,159     6,016     3,808     2,028

Earnings per share(2):

Income before
  cumulative effect
  of change in
  accounting principle(1)       .44       .67      1.84      1.17       .64

Pro forma income
before cumulative
effect of change in
accounting principle(1)         .44       .67      1.84      1.17       .64

Total assets                $81,188   $84,358   $77,263   $44,931   $40,743

Long term debt,
 less current portion       $35,393   $43,964   $35,353   $12,954   $17,759

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

(2) Earnings per share have been restated to give effect to the stock recapitalizations effected on January 26, 1993 and April 10, 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following table sets forth the percentage relationship of certain revenue and expense items for the fiscal years indicated.

                                              Percentages of
                                            Operating Revenue
                                            Year Ended June 30,
                                         1997      1996      1995
Operating revenue                       100.0%    100.0%    100.0%

Operating expenses and costs:
 Salaries, wages and fringe benefits     34.0%     34.4%     31.5%
 Operating supplies and expenses         31.0      29.5      28.1
 Operating taxes and licenses             5.9       6.3       5.7
 Insurance and claims                     5.3       5.6       3.9
 Depreciation and amortization           11.3      11.8       9.3
 Rents and purchased transportation       6.0       4.2       5.0
 Other                                    1.6       1.7       1.6
   Total operating expenses              95.1      93.5      85.1
Operating income                          4.9       6.5      14.9
Other income (expense):
 Interest and dividend income             0.3       0.1       0.2
 Gain on marketable securities            0.0       0.1       0.1
 Interest expense                        (3.6)     (4.1)     (2.8)
Income before income taxes                1.6       3.9      12.4
Income taxes                              0.3       1.5       4.8
Net income                                1.3%      2.4%      7.6%

RESULTS OF OPERATIONS:

Fiscal year ended June 30, 1997 compared to Fiscal year ended June 30, 1996

Operating revenue for fiscal 1997 increased 17.9% or $16,145,194 to $106,136,268. The increase was primarily attributable to the increased number of shipments transported by the Company's larger fleet of tractors and trailers. The Company operated an average of 906 tractors during fiscal 1997, compared to an average of 815 tractors in fiscal 1996. Additionally, the Company's revenue from intermodal activities increased to $4,638,665 from $2,433,681, or 90.6%, for fiscal 1997. The Company's intermodal activities generally involve interline agreements between Company trucks and railroads. The Company plans to continue to expand its intermodal operations in certain areas where pickup and delivery times are not critical. The Company also experienced a shortage of drivers during the period. As a result, the increase in operating costs related to the fleet expansion was not offset by increased revenue.

Salaries, wages and fringe benefits increased 16.8% or $5,181,575 to $36,107,009 in fiscal 1997. This increase is attributable to additional wages paid to drivers and support personnel due to the Company's expanded fleet.

Operating supplies and expenses increased 23.8% or $6,314,569 to $32,850,698 in fiscal 1997, also a result of the Company's expanded fleet. Fuel costs for the fiscal year ended June 30, 1997 averaged 7 cents per gallon higher than in the comparable period of fiscal 1996, adding approximately $1,285,000 in additional expense for the fleet during the 12 month period. Maintenance costs increased 19.0%, approximating the percentage increase in operating revenue.

Operating taxes and licenses increased 11.0% or $625,361 to $6,303,495 in fiscal 1997 due to the Company's larger average fleet.

Insurance and claims increased 11.5% or $584,310 to $5,652,229 in fiscal 1997 due to increased costs associated with the Company's larger fleet of revenue equipment.

Depreciation and amortization increased 14.7% or $1,531,759 to $11,944,877 in fiscal 1997. This increase is due to new equipment additions.

Rents and purchased transportation increased 68.3% or $2,580,632 to $6,359,400 in fiscal 1997 due primarily to increased intermodal activities.

The Company's operating ratio increased to 95.1% for fiscal 1997 from 93.3% for the prior year, reflecting a decline of 1.8% during the period.

Interest expense increased 2.9% or $108,616 in fiscal 1997 due to the financing of new revenue equipment associated with the expansion of the Company's fleet in 1997 and 1996.

The Company's effective income tax rate decreased to 14.8% of income before income taxes in fiscal 1997 as a result of certain equipment leasing transactions consummated during the year. The income tax consequences of these transactions have been recorded in the financial statements in reliance on opinion of tax counsel.

Net income decreased 33.7% or $727,077 in fiscal 1997 to $1,431,861 or $.44 per share from $2,158,938 or $.67 per share in fiscal 1996.

Fiscal year ended June 30, 1996 compared to Fiscal year ended June 30, 1995

Operating revenue for fiscal 1996 increased 13.9% or $10,960,857 to $89,991,074. The increase was primarily attributable to the increased number of shipments transported by the Company's larger fleet of tractors and trailers. The Company operated an average of 815 tractors during fiscal 1996, compared to an average of 630 tractors in fiscal 1995. Average revenue per mile decreased to $1.08 in fiscal 1996 from $1.18 in the comparable period of fiscal 1995. The decline in revenue per mile can be attributed to excess capacity in the truckload industry, which led to downward pressure on rates per mile. The Company also experienced a shortage of drivers during the period. As a result, the increase in operating costs related to the fleet expansion was not offset by increased revenue. Continuing excess capacity in the market could have an adverse effect on the Company's profitability.

Salaries, wages and fringe benefits increased 24.2% or $6,020,148 to $30,925,434 in fiscal 1996. This increase is attributable to additional wages paid to drivers and support personnel due to the Company's expanded fleet.

Operating supplies and expenses increased 19.4% or $4,318,231 to $26,536,129 in fiscal 1996, also a result of the Company's expanded fleet. The price paid for fuel was relatively stable during fiscal 1995 and for the first two quarters of fiscal 1996. The national average of diesel fuel rose from $1.13 on January 1, 1996 to a peak of $1.31 on April 16, 1996. Maintenance costs decreased as a percentage of revenue due to decreased maintenance costs of new equipment.

Operating taxes and licenses increased 25.8% or $1,163,031 to $5,678,134 in fiscal 1996 due to the timing of new equipment additions during the fiscal period.

Insurance and claims increased 65.6% or $2,007,889 to $5,067,919 in fiscal 1996 due to increased costs associated with the Company's larger fleet of revenue equipment.

Depreciation and amortization increased 41.0% or $3,028,100 to $10,413,118 in fiscal 1996. This increase is due to new equipment additions.

Rents and purchased transportation decreased 3.8% or $150,616 to $3,778,768 in fiscal 1996 due primarily to a proportionate decrease in revenue from intermodal activities.

The Company's operating ratio increased to 93.4% for fiscal 1996 from 85.2% for the prior year, reflecting a decline of 8.2% during the period. The increase was primarily attributable to: 1- additional fixed costs associated with adding new equipment, 2 - competition for freight resulted in decreased margins and; and 3 - a shortage of qualified drivers led to idle equipment.

Interest expense increased 68.4% or $1,497,128 in fiscal 1996 due to the financing of new revenue equipment associated with the expansion of the Company's fleet in 1996 and 1995.

Net income decreased 64.1% or $3,857,204 in fiscal 1996 to $2,158,938 or $.67 per share from $6,016,142 or $1.84 per share in fiscal 1995.

Liquidity and Capital Resources

Cash flows from Operations - Operating activities provided cash of $19.5 million and $10.7 million in fiscal 1997 and 1996, respectively. Net cash flows from operations in fiscal 1997 were primarily the result of $1.4 million provided from results of operations, $11.9 million in depreciation, a $4.6 million decrease in accounts receivable and other assets, and a $1.6 million increase in accounts payable and other liabilities.

Cash flows from Investing Activities - Investing activities used net cash of $15.5 million and $8.1 million in fiscal 1997and 1996, respectively. Purchases of new equipment totaling $21.0 million was offset by $5.5 million in equipment and marketable security sales for 1997. Purchases of new equipment and marketable securities totaling $15.9 million was offset by $7.8 million in equipment and marketable security sales for 1996.

Cash flows from Financing Activities - Financing activities used net cash of $4.2 and $10.7 million in fiscal 1997 and 1996, respectively. In fiscal 1996, the stock recapitalization plan required $11.2 million.

Working capital needs have been met primarily from cash generated from operations. During the fiscal year ended June 30, 1997, cash provided by operating activities was $19,546,134, up from $10,650,390 for the prior fiscal year ended June 30, 1996. The current ratio declined from 1.08 at June 30, 1996 to 0.67 at June 30, 1997. Working capital decreased by $10.1 million to a deficit of $8.6 million at June 30, 1997 from a surplus of $1.5 million at June 30, 1996. The deficit at June 30, 1997 was due to the company's decision to purchase equipment for cash in the quarter ended December 31, 1996. The Company has commitments from various lenders to finance these acquisitions in the future if it is determined that the Company has the need for additional working capital. Management has deviated from its past policy of maintaining large cash balances in an effort to reduce interest expense. Management believes that it is unlikely that the cost and availability of financing will be adversely affected by this working capital deficit in the near future.

Management of the Company intends, in the long-term, to continue to grow, through expansion of its fleet, increased intermodal activities, and through brokerage of freight. At June 30, 1997, the Company did not have any agreements to purchase trucks or trailers, although it anticipates that its 1995 model trucks and some older trailers may be traded in during fiscal 1998. Management believes that revenue generated from expanded operations will be sufficent to amortize obligations related to such expansion. However, to the extent that such revenue is insufficient for this purpose, the Company may be required to rely on additional borrowings or equity offerings to meet its working capital needs.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Part III

Item 10.  Directors and Executive Officers of Registrant

Certain information about directors and executive officers of the Company is set forth below:

     Name                                            Age
                     Position
     Dean G. Cannon      56        President and Chairman of the Board
     Rose Marie Cannon   56        Secretary, Treasurer and Director
     Larry L. Patrick    52        Vice President
     Ted W. Easley       57        Director of Operations
     Roy E. Stanley      53        Director
     Uvalde R. Lindsey   57        Director
     Alice L. Walton     47        Director

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

Alice L.Walton is Chairman and general partner of Llama Company, a nationally-recognized investment banking firm established in 1988. She previously served as Vice Chairman and head of all investment-related activities for the Arvest Bank Group in addition to managing bank and trust investments. Ms. Walton has a B.A. in Economics and Finance from Trinity University in San Antonio, Texas and has also completed graduate work at Tulane University Business School in New Orleans, Louisiana. In addition, she has received an Honorary Doctorate of Business Administration from Southwest Baptist University in Bolivar, Missouri, an Honorary Doctorate from The Philippine Women's University, and an Honorary Doctorate of Human Letters from Audrey Cohen College. She has been active on the Board of the University of Arkansas for Medical Sciences at Little Rock, the Board of Advisors for the University of Arkansas Graduate School of Business at Fayetteville, Arkansas, served the State of Arkansas on the Governor's Aerospace Task Force in 1992, and was an international judge for Students in Free Enterprise. Ms. Walton currently serves on the Pace Industries Board of Directors, the Advisory Board for the Arkansas Community Foundation, the Arkansas State University-Beebe Charitable Foundation Board of Trustees, the Asia Society Board of Trustees and Finance, Budget and Investment Committee, Northwest Arkansas Big Brothers/Big Sisters Advisory Board, and serves as Chairman-Emeritus for the Northwest Arkansas Council.

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such reports furnished to the Company, or written representations from certain reporting persons, the Company believes that, during the 1997 fiscal year, all filing requirements were complied with as they apply to its officers, directors and greater than 10% beneficial owners, with the exception of Mr. Roy Stanley, who failed to timely file one report covering an option grant transaction which occurred in March, 1997.

Item 11.  Executive Compensation

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 18, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 18, 1997.

Item 13.  Certain Relationships and Related Transactions

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 18, 1997.


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

(b)  No reports on Form 8-K were filed during the year ended June 30, 1997.

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 26th day of September, 1997.

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


By:  /s/ Rose Marie Cannon                   By:     /s/ Roy E. Stanley
     Rose Marie Cannon                               Roy E. Stanley
     Director, Secretary and Treasurer               Director


By:  /s/ Uvalde R. Lindsey                   By:     /s/ Alice L. Walton
     Uvalde R. Lindsey                               Alice L. Walton
     Director                                        Director



FORM 10-K_ITEM 8, ITEM 14(a)(1) AND (2)
CANNON EXPRESS, INC., AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Cannon Express, Inc., and Subsidiaries are included in Item 8:

     Independent Accountants' Report

     Consolidated Balance Sheets as of June 30, 1997 and 1996.

     Consolidated Statements of Income for the years ended June 30, 1997, 1996 and 1995.

     Consolidated Statements of Changes in Stockholders' Equity for the
     years ended June 30, 1997, 1996 and   1995.

     Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements_June 30, 1997.

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


Independent Accountants' Report


Board of Directors and Stockholders
Cannon Express, Inc. and Subsidiaries
Springdale, Arkansas

We have audited the accompanying consolidated balance sheets of CANNON EXPRESS, INC. AND SUBSIDIARIES as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CANNON EXPRESS, INC. AND SUBSIDIARIES as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


BAIRD, KURTZ & DOBSON

Fayetteville, Arkansas
August 20, 1997



Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets



                                                    June 30          June 30
                                                      1997             1996


Assets
Current assets:
  Cash and cash equivalents                        $3,995,626      $4,169,919
  Receivables, less allowance for doubtful
  accounts (1997--$183,411; 1996--$171,175):
     Trade                                          9,845,402      14,103,923
     Other                                            158,839         227,289
  Prepaid expenses and supplies                     1,217,155       1,470,940
  Deferred income taxes                             1,793,000       1,237,000
Total current assets                               17,010,022      21,209,071

Property and equipment:
   Land, buildings and improvements                 1,176,563       1,148,563
   Revenue equipment                               82,802,562      74,450,678
   Service, office and other equipment              2,483,375       2,290,494
                                                   86,462,500      77,889,735
   Less allowance for depreciation                 26,085,500      19,662,206
                                                   60,377,000      58,227,529

Other assets:
   Receivable from stockholders                        23,406          23,406
   Restricted cash                                  2,210,026         770,026
   Marketable securities                              831,797       3,188,628
   Other                                              735,721         939,764
                                                    3,800,950       4,921,824


                                                  $81,187,972     $84,358,424



See accompanying notes.




                                                   June 30          June 30
                                                     1997             1996


Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                         $ 1,043,333    $  1,120,828
   Accrued expenses:
     Insurance reserves                             3,489,814       2,553,205
     Other                                          2,167,473       2,141,206
   Federal and state income taxes payable           2,167,879       1,596,621
   Current portion of long-term debt               16,696,510      12,282,068
Total current liabilities                          25,565,009      19,693,928

Long-term debt, less current portion               35,393,134      43,963,848
Deferred income taxes                               3,799,000       4,171,000
Other liabilities                                     183,508         283,719

Stockholders' equity:
   Common stock: $.01 par value; authorized
     10,000,000 shares; issued 3,205,777
     shares in 1997 and 1996                           32,058          32,058
   Additional paid-in capital                       3,542,356       3,542,356
   Retained earnings                               13,382,427      11,950,566
   Unrealized appreciation (depreciation)
    on marketable securities, net of income
    taxes (credit) of $(318,802) and $567,694
    in 1997 and 1996,  respectively                  (509,256)        906,836
                                                   16,447,585      16,431,816
   Less treasury stock, at cost (60,125 shares
    in 1997 and 58,125 shares in 1996)                200,264         185,887
                                                   16,247,321      16,245,929

                                                  $81,187,972     $84,358,424

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income

                                                   Years ended June 30
                                             1997          1996         1995
Operating revenue                       $106,136,268  $89,991,074  $79,030,217
Operating expenses and costs:
  Salaries, wages and fringe benefits     36,107,009   30,925,434   24,905,286
  Operating supplies and expenses         32,850,698   26,536,129   22,217,898
  Operating taxes and licenses             6,303,495    5,678,134    4,515,103
  Insurance and claims                     5,652,229    5,067,919    3,060,030
  Depreciation and amortization           11,944,877   10,413,118    7,385,018
  Rents and purchased transportation       6,359,400    3,778,768    3,929,384
  Other                                    1,695,537    1,522,439    1,308,294
                                         100,913,245   83,921,941   67,321,013

Operating income                           5,223,023    6,069,133   11,709,204

Other income (expense):
  Interest expense                        (3,793,219)  (3,684,603)  (2,187,475)
  Interest and dividend income               290,495      500,439      166,028
  Gain (loss) on marketable
    equity securities                        (40,438)     625,969       94,385
                                          (3,543,162)  (2,558,195)  (1,927,062)

Income before income taxes                 1,679,861    3,510,938    9,782,142
Federal and state income taxes:
  Current                                    289,000    2,268,000    4,278,816
  Deferred (Credit)                          (41,000)    (916,000)    (512,816)
                                             248,000    1,352,000    3,766,000

Net income                               $ 1,431,861  $ 2,158,938  $ 6,016,142

Earnings per share:
  Net income per share                        $ 0.44       $ 0.67       $ 1.84
  Average shares and share
    equivalents outstanding                3,233,063    3,246,397    3,269,183


See accompanying notes.



Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

                                                   Unrealized Appreciation
                                    Additional         (Depreciation)
                    Common Stock     Paid-In   Retained On Marketable  Treasury
                  Class A  Class B   Capital   Earnings   Securities     Stock

Balances at
 July 1, 1994     $22,145  $22,145 $3,511,376 $15,164,892  $(426,244) $(371,775)

Net income              -        -          -   6,016,142          -          -
Unrealized appreciation on
 marketable securities  -        -          -           -  1,447,849          -
Realized gain on marketable
 securities             -        -          -           -    (94,385)         -
Stock issued:
 Exercise of options   50      100     30,980           -          -          -
Balances at
 June 30,1995      22,195   22,245  3,542,356  21,181,034    927,220   (371,775)

Net income              -        -          -   2,158,938          -          -
Unrealized appreciation on
 marketable securities  -        -          -           -    605,585          -
Realized gain on marketable
 securities             -        -          -           -   (625,969)         -
Stock recapitalization
 plan               9,863  (22,245)         - (11,389,406)         -    185,888
Balances at
 June 30, 1996     32,058        0  3,542,356  11,950,566    906,836   (185,887)

Net income              -        -          -   1,431,861          -          -
Unrealized depreciation on
 marketable securities  -        -          -           - (1,456,530)         -
Realized loss on marketable
 securities             -        -          -           -     40,438          -
Purchase of treasury
 stock                  -        -          -           -          -    (14,377)
Balances at
 June 30, 1997    $32,058   $    0 $3,542,356 $13,382,427  $(509,256) $(200,264)


See accompanying notes.


Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                    Years ended June 30
                                               1997       1996         1995
Operating activities
Net income                               $ 1,431,861 $ 2,158,938   $ 6,016,142
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization          12,071,467  10,574,311     7,424,316
   Provision for losses on
     accounts receivable                      12,236           -             -
   Credit for deferred income taxes          (41,000)   (916,000)     (512,816)
   Gain on disposal of equipment            (126,590)   (161,193)      (39,298)
   Loss (gain) on sale of
     marketable securities                    40,438    (625,969)      (94,385)
   Changes in operating assets and liab.:
      Receivables                          4,314,735  (4,584,733)   (2,992,551)
      Prepaid expenses and supplies          253,784     209,508      (472,178)
      Accounts payable, accrued expenses,
         income taxes payable, and
         other liabilities                 1,451,874    4,014,724    1,450,634
      Other assets                           137,329      (19,196)    (357,629)
  Net cash provided by operating
    activities                            19,546,134   10,650,390   10,422,235

Investing activities
Purchases of property and equipment      (19,456,822) (15,618,199) (19,803,149)
Net increase(decrease) in restricted cash (1,440,000)      43,645      (12,096)
Proceeds from maturities of
  restricted investments                           -            -      100,000
Purchases of marketable securities           (89,509)    (307,635)           -
Proceeds from sales of marketable sec.       103,313    1,205,020      405,792
Proceeds from equipment sales              5,333,239    6,551,567   20,040,432

  Net cash provided by (used in)
    investing activities                 (15,549,779)  (8,125,602)     730,979

Financing activities
Proceeds from long-term borrowings        16,358,829   15,907,421    3,047,611
Principal payments on long-term debt
 and capital lease obligations           (20,515,100) (15,370,784) (10,305,848)
Proceeds from exercise of stock options            -            -       31,130
Net effect stock recapitalization plan             -  (11,215,900)           -
Purchase of treasury stock                   (14,377)           -            -
  Net cash used in financing activities   (4,170,648) (10,679,263)  (7,227,107)

Increase (decrease) in cash and
  cash equivalents                          (174,293)   8,154,475    3,926,107
Cash and cash equivalents at
  beginning of year                        4,169,919   12,324,394    8,398,287
Cash and cash equivalents at end of year  $3,995,626   $4,169,919  $12,324,394

See accompanying notes.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 1997

1. Nature of Operations and Summary of Significant Accounting Policies

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

Insurance -The Company is self insured up to certain limits for workers' compensation, cargo loss and damage, and certain property damage and liability claims. Provision has been made for the estimated liabilities for such claims as incurred, including liabilities for claims incurred but not reported. Subsequent to year end, the Company increased its reserves for property damage and liability claims by $600,000 based on a review of all open claims. The Company determined that certain of these claims might ultimately be settled at amounts exceeding previously estimated reserves.
The amount of actual losses incurred could differ materially from the estimates reflected in these financial statements.

Restricted cash of $2,210,026 and $770,026 at June 30, 1997 and 1996, respectively, represents certificates of deposit held as collateral for the Company's insurance activities.

In May of 1996, a Company tractor and trailer were involved in an unavoidable fatal traffic accident which was the result of a heart attack suffered by the Company's driver who also died in the accident. The Company is a defendant in a lawsuit (originally three lawsuits, but now a combined action) in which plaintiffs seek an aggregate of $20,000,000 related to this accident. Jury selection is scheduled for June 1998, with a trial date to be set at that time. The Company is also aware of other parties who may have claims related to this accident.

The Company believes it has a meritorious defense in this action and expects to vigorously defend its interests, however, an adverse outcome in this action could have a significant negative impact on the Company's profitability and/or liquidity. The Company maintained liability insurance with a limit of $1 million per occurrence at the time.

Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Marketable Equity Securities - Non-current marketable equity securities for which the Company has no immediate plan to sell are classified as available-for-sale and carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders'equity.

Realized gains and losses, based on the specifically identified cost of the security, are included in net income.

The amortized cost and approximate fair values of noncurrent marketable equity securities classified as available-for-sale are as follows:


                                         June 30
                                    1997           1996

   Cost                        $1,659,855     $1,714,098
   Unrealized gains                     -      1,474,530
   Unrealized losses             (828,058)             -


       Fair value              $  831,797     $3,188,628



A single equity security accounted for approximately 90% and 95% of the fair value of marketable equity securities at June 30, 1997 and June 30, 1996, respectively.

Proceeds from sales of available-for-sale equity securities were $103,313, $1,205,020 and $405,792 for 1997, 1996 and 1995, respectively. Resultant gross gains (losses) of $(40,438), $625,969 and $94,385 were realized and included in net income for 1997, 1996 and 1995, respectively.

Deferred income taxes (Note 3) related to the net change in unrealized appreciation (depreciation) on available-for-sale securities, shown in stockholders' equity, were approximately ($886,000), ($12,000) and $577,000 for 1997, 1996 and 1995, respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 financial statement presentation. These reclassifications had no effect on net earnings.


2. Long-term Debt

                                                June 30
                                           1997         1996
Equipment notes (1)                   $23,195,615   $18,529,638
Capitalized lease obligations (2)      28,894,029    37,716,278
                                       52,089,644    56,245,916
Less current portion                   16,696,510    12,282,068

                                     $ 35,393,134   $43,963,848

(1)Represents loans on revenue equipment, payable in various installments through 2002 with a weighted average interest rate of 6.9%. Revenue equipment having a book value of approximately $24,076,000 at June 30, 1997 is pledged as collateral. The carrying amount of equipment notes payable approximates fair value at June 30, 1997.

(2)Capitalized lease obligations are for revenue equipment with an aggregate net book value of approximately $29,624,000 at June 30, 1997. The leases have a weighted average interest rate of 6.1%. The leases extend from three to seven years and contain renewal or fixed price purchase options. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

Annual maturities of long-term debt, excluding capitalized lease obligations (Note 5) at June 30, 1997, are:


                          1998       $ 6,549,766
                          1999         7,437,461
                          2000         4,726,070
                          2001         2,568,287
                          2002         1,914,031
                                     $23,195,615


Interest paid was approximately $3,737,000, $3,643,000 and $2,188,000 during 1997, 1996 and 1995, respectively.


3. Federal and State Income Taxes

A reconciliation between the effective income tax rate and the statutory federal income tax rate is presented in the following table:

                                     Years ended June 30

                                    1997       1996        1995
Income taxes at the statutory
  federal rate of 34%         $   571,000  $1,194,000   $3,325,929
Federal income tax effects of:
  State income taxes              (14,000)   (149,000)    (216,000)
  Equipment leasing transactions (376,000)          -            -
  Other                            39,000     (28,000)      20,071
Federal income taxes              220,000   1,017,000    3,130,000
State income taxes                 28,000     335,000      636,000
                              $   248,000  $1,352,000   $3,766,000

                                                June 30
                                           1997        1996
Total deferred tax assets              $ 2,480,000  $1,664,000
Total deferred tax liabilities          (4,486,000) (4,598,000)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:
                                        Tax Benefit (Payable)
                                                 June 30
                                             1997        1996
Temporary Differences
Self-insurance accruals                $ 1,336,000   $ 978,000
Allowance/valuation reserves               380,000     345,000
Revenue recognition                        141,000     169,000
Prepaids and other                         (64,000)   (255,000)
   Net current deferred income
     tax benefit                       $ 1,793,000   1,237,000
Depreciation                          $(15,181,000)$(1,463,000)
Treatment of revenue equipment leases   11,065,000  (2,143,000)
Valuation of available-for-sale
  securities                               317,000    (565,000)
  Net non-current deferred
    income tax liability            $   (3,799,000) (4,171,000)


The Company made income tax payments of approximately $209,000, $1,087,000 and $4,196,000 during 1997, 1996 and 1995, respectively.


4. Common Stock

Recapitalization - In November 1992, the shareholders approved an amendment of the Certificate of Incorporation to (i) reclassify the existing common stock as Class A Common Stock; (ii) authorize a new non-voting Class B Common Stock, (iii) increase the authorized shares of common stock from 10 million to 20 million, consisting of 10 million shares of Class A Common Stock and 10 million shares of Class B Common Stock; and (iv) establish the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock.


During 1996, the Company's Board of Directors explored alternatives to increase shareholder value, and ultimately determined to eliminate the dual class common stock structure and to return to a single, publicly-traded class of common stock. On January 29, 1996, the Company announced that its Board of Directors had approved a recapitalization plan which would take private its Class B Common Stock and reclassify its two existing classes of common stock into a new, single class of publicly traded common stock. The Company's Class A Common Stock and Class B Common Stock were traded on the NASDAQ National Market System under the symbols CANXA and CANXB. The Company's common stock is currently traded on the NASDAQ under the symbol CANX.

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


Treasury Stock - In March 1990, the Board of Directors approved the purchase from time to time in open market transactions of up to 150,000 shares of common stock. As of June 30, 1997, 60,125 shares at an average price of $3.33 per share are included as treasury stock on the balance sheet. During the year ended June 30, 1997, 2,000 shares of treasury stock were purchased at an average price of $7.19 per share. No purchases were made in fiscal 1996 and 1995. Class B Common Shares previously held as treasury shares were canceled as a result of the recapitalization plan described above.


Stock Options - The Company has reserved 1,000,000 shares of Common Stock for issuance under the Company's Incentive Stock Option Plan. Options are granted for five to ten year terms and are exercisable in cumulative increments of 10 to 20% annually, commencing one year after the date of grant, except for certain options which vest 100% after five years from the date of grant.

Additionally, from time to time, the Company issues stock options to non-employee directors and a consultant. At June 30, 1997, there were 29,347 Common Stock Options outstanding for non-employee directors. These options have been included in the following summary information.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the effect on the Company's net income and earnings per share would not be materially different from amounts reported.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 50.6%; risk-free interest rate of 6.25% and expected lives range from 7 to 10 years.

Option transactions are summarized as follows (adjusted for all stock distributions, redemptions and splits):

                 1997                1996                       1995
                Common      Class A       Class B       Class A      Class B
                  Wt Avg        Wt Avg        Wt Avg        Wt Avg       Wt Avg
                Exercise      Exercise      Exercise      Exercise      Exercise
           Options Price Options Price Options Price Options Price Options Price

Outstanding at
 July 1    178,157 $4.34  81,250 $4.34  98,250 $4.34  86,250 $4.23  96,250 $3.57
Granted     56,500  6.47       -     -       -     -       -     -  12,000  8.50
Exercised        -     -       -     -       -     -  (5,000) 2.37 (10,000) 1.93
Canceled   (11,836) 8.50       -     -       -     -       -     -       -     -
Converted to
 A Shares        0     -  96,907  4.34 (98,250) 4.34       -     -       -     -
Outstanding at
 June 30   222,821 $4.66 178,157 $4.34       0 $   0  81,250 $4.34  98,250 $4.34
Weighted average
 remaining
 life      5.02 years

Exercisable at
 June 30   158,417       139,248             0        60,750        57,750

Weighted average
 price       $3.98

               1997                   1996                     1995
Price range at
 June 30  $1.93 to $7.00         $1.93 to $8.50           $1.93 to $8.50

5. Leases and Commitments

The future minimum payments under capitalized leases at June 30, 1997, consisted of the following:

1998                                                  $11,757,746
1999                                                    9,301,511
2000                                                    7,765,790
2001                                                    1,119,027
2002                                                    2,297,547
Total minimum lease payments                           32,241,621
Amounts representing interest                           3,347,592
Present value of net minimum lease
 payments included in long-term
 debt ($10,146,744 due in 1998) (Note 2)              $28,894,029

Assets held under capital leases are included in property, plant and equipment as follows:

                                           1997          1996
Revenue equipment                     $46,212,586   $47,989,546
Accumulated depreciation               16,588,728    10,754,290
                                      $29,623,858   $37,235,256

During 1996 and 1995, the Company incurred capital lease obligations totaling approximately $11,629,000 and $31,004,000, respectively. No capital lease obligations were incurred in 1997.

Capitalized lease amortization is included in depreciation expense.

6. Related Party Transactions

The Company leases a facility from the majority stockholders of the Company. The lease provides for monthly rental payments of $3,000. Rent totaled $30,000 for the year ended June 30, 1997 and $24,000 for each of the years ended June 30, 1996 and 1995. The Company pays all insurance, taxes and maintenance costs with respect to the facility. The lease is cancelable by the Company on 30 days notice.

In September 1996, the Company entered into a receivables purchase agreement for up to $6 million of certain of its accounts receivable with CUSA, Inc., a limited partnership which includes Alice L. Walton as one of its partners.
Ms. Walton, who owns approximately 9% of the outstanding shares of the Company and is on the Company's Board of Directors, is a 9.9% limited partner in CUSA, Inc.

In 1996, the Company paid financial advisory fees totaling $600,000 to Llama Company in return for services rendered to the Company and to a special committee of its Board of Directors (See Note 4 Recapitalization). Alice L. Walton is the Chairman and General Partner of Llama.

7. Concentration of Business and Credit Risk

The Company provides services to customers throughout the United States and Canada. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have not been significant.


One unaffiliated customer (Wal-Mart Stores, Inc.) accounted for approximately 51%, 50%, and 41% of revenue for fiscal 1997, 1996 and 1995, respectively. Accounts receivable as of June 30 for this customer totaled approximately $5,760,000 and $7,765,000 for 1997 and 1996, respectively. A second unaffiliated major customer accounted for approximately 16%, 10%, and 18% of revenue in 1997, 1996 and 1995, respectively. Accounts receivable as of June 30 for this customer totaled approximately $2,420,000 and $1,311,000 for 1997 and 1996, respectively.


8. Profit-sharing Plan

The Company has a profit-sharing plan covering all employees who have been employed a minimum of one year and attained the age of twenty-one. The Company's contributions to the plan are determined annually by the Board of Directors. Contributions are limited to 10% of total compensation paid participants during the plan year. Participant interests are 100% vested after completion of three years of service. No contributions to the Plan were made in 1997, 1996 or 1995.


9. Quarterly Results of Operations (Unaudited)

                                         Fiscal 1997
                         September 30  December 31   March 31     June 30

Operating revenue         $27,562,855  $26,356,862  $25,426,960  $26,789,591
Operating expenses
 and costs                 25,866,378   24,948,949   24,498,584   25,599,334
Operating income            1,696,477    1,407,913      928,376    1,190,257
Other income, net              76,369       57,686       53,373       62,629

Interest expense              936,315      937,439      943,973      975,492
Income before income
 taxes                        836,531      528,160       37,776      277,394
Income taxes                  322,000      203,000       15,000     (292,000)

Net income                 $  514,531  $   325,160   $   22,776   $  569,394

Net income per share            $0.16        $0.10        $0.01        $0.18

Average shares and share
 equivalents outstanding    3,249,993    3,239,597    3,231,692    3,210,968

                                         Fiscal 1996
                         September 30  December 31    March 31     June 30

Operating revenue         $21,627,585  $22,205,240  $21,946,007  $24,212,242
Operating expenses
 and costs                 19,411,634   20,560,371   21,332,836   22,617,101
Operating income            2,215,951    1,644,869      613,171    1,595,141
Other income(expense),net      79,581      235,183      332,953      478,692

Interest expense              849,335      963,424      943,004      928,840
Income before income
 taxes                      1,446,197      916,628        3,120    1,144,993
Income taxes                  557,000      353,000        1,000      441,000

Net income                $   889,197   $  563,628   $    2,120  $   703,993

Net income per share            $0.27        $0.17        $0.00        $0.22

Average shares and share
 equivalents outstanding    3,260,274    3,239,463    3,234,519    3,251,332


Report of Independent Accountants on Financial Statement Schedule


Board of Directors and Stockholders
Cannon Express, Inc. and Subsidiaries
Springdale, Arkansas


In connection with our audit of the consolidated financial statements of CANNON EXPRESS, INC. AND SUBSIDIARIES for each of the three years in the period ended June 30, 1997, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Companies' management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


BAIRD, KURTZ & DOBSON

Fayetteville, Arkansas
August 20, 1997



Cannon Express, Inc. and Subsidiaries

Schedule II
Valuation and Qualifying Accounts

Column A            Column B    Column C    Column D     Column E  Column F
                                       Additions
                                    (1)         (2)
                   Balance at   Charged to  Charged to             Balance at
                  Beginning of  Costs and   Other Accts  Deductions  end of
Description           Period     Expenses    Describe     Describe   Period

Year ended June 30, 1997:
Deducted from assets
 accounts:
Reserve for doubtful
 trade receivables   $ 171,175   $ 30,000         -     $ 17,764(A)  $ 183,411


Year ended June 30, 1996:
Deducted from assets
 accounts:
Reserve for doubtful
 trade receivables   $ 141,175   $ 30,000         -            -(A)  $ 171,175



Year ended June 30, 1995:
Deducted from assets
 accounts:
Reserve for doubtful
 trade receivables   $ 117,447   $ 30,000         -      $ 6,272(A)  $ 141,175





(A)Uncollectible accounts written off, net of recoveries.


Shareholder Information

Form 10-K Availability


A copy of the 1997 Form 10-K filed with the Securities and Exchange Commission will be forwarded, upon request, to any shareholder. Requests should be directed to:

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