Form 10-Q
period 1997-09-30
CANNON EXPRESS INC
filed 1997-11-04
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


Number of shares of $.01 par value common stock outstanding at October 31,
1997:       3,155,652

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES


PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of September 30, 1997 and June 30, 1997.................1
Consolidated Statements of Income and Retained Earnings
  for the Three Months Ended September 30, 1997 and 1996.....3
Consolidated Statements of Cash Flows
  for the Three Months Ended September 30, 1997 and 1996.....4
Notes to Consolidated Financial Statements...................5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations........................6


PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings .................................8
ITEM 2 -- Changes in Securities..............................*
ITEM 3 -- Defaults Upon Senior Securities....................*
ITEM 4 -- Submission of Matters to a Vote of Security-Holders*
ITEM 5 -- Other Information..................................*
ITEM 6 -- Exhibits and Reports on Form 8-K...................*





*No information submitted under this caption.


PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                    September 30      June 30
                                                        1997            1997
                                                    (Unaudited)        (Note)
Assets
Current assets:
  Cash and cash equivalents                         $ 6,050,036    $ 3,995,626
  Receivables, net of allowance for
    doubtful accounts (September 30, 1997-
    $190,911; June 30, 1997-$183,411):
       Trade                                         10,094,668      9,845,402
       Other                                             85,950        158,839
  Prepaid expenses and supplies                       1,011,495      1,217,155
  Deferred income taxes                               2,520,000      1,793,000
Total current assets                                 19,762,149     17,010,022

Property and equipment:
  Land, buildings and improvements                    1,176,563      1,176,563
  Revenue equipment                                  82,711,149     82,802,562
  Service, office and other equipment                 2,531,965      2,483,375
                                                     86,419,677     86,462,500
  Less allowances for depreciation                   29,203,936     26,085,500
                                                     57,215,741     60,377,000
Other assets:
  Receivable from stockholders                           23,406         23,406
  Restricted cash                                     2,210,731      2,210,026
  Marketable securities                                 759,583        831,797
  Other                                                 676,774        735,721
Total other assets                                    3,670,494      3,800,950

                                                    $80,648,384    $81,187,972


Note: The balance sheet at June 30, 1997 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                    September 30      June 30
                                                        1997            1997
                                                    (Unaudited)        (Note)
Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                            $ 1,478,236    $ 1,043,333
  Accrued expenses:
     Insurance reserves                               4,179,003      3,489,814
     Other                                            2,004,238      2,167,473
  Federal and state income taxes payable              2,480,314      2,167,879
  Current portion of long-term debt                  16,292,931     16,696,510
Total current liabilities                            26,434,722     25,565,009

Long-term debt, less current portion                 32,956,891     35,393,134
Deferred income taxes                                 4,239,000      3,799,000
Other liabilities                                       162,846        183,508

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,205,777 shares           32,058         32,058
  Additional paid-in capital                          3,542,356      3,542,356
  Retained earnings                                  14,003,692     13,382,427
  Unrealized depreciation on marketable
     securities, net of income taxes                   (522,917)      (509,256)
                                                     17,055,189     16,447,585
  Less treasury stock, at cost (60,125 shares)          200,264        200,264
                                                     16,854,925     16,247,321
                                                    $80,648,384    $81,187,972

Note: The balance sheet at June 30, 1997 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings

                                                        Three Months Ended
                                                           September 30
                                                       1997            1996
                                                           (Unaudited)
Operating revenue                                  $ 28,057,837   $ 27,562,855
Operating expenses and costs:
  Salaries, wages and fringe benefits                 9,349,914      9,079,903
  Operating supplies and expense                      8,537,989      8,498,833
  Operating taxes and licenses                        1,397,485      1,553,662
  Insurance and claims                                1,697,163      1,239,659
  Depreciation and amortization                       3,246,335      2,835,377
  Rents and purchased transportation                  2,002,322      2,257,700
  Other                                                 359,402        401,244
                                                     26,590,610     25,866,378
Operating income                                      1,467,227      1,696,477

Other income (expense):
 Interest expense                                      (901,770)      (936,315)
 Other income                                            98,808         76,369
                                                       (802,962)      (859,946)

Income before income taxes                              664,265        836,531

Federal and state income taxes:
  Current                                               321,000        737,000
  Deferred                                             (278,000)      (415,000)
                                                         43,000        322,000
Net income                                              621,265        514,531
Retained earnings at beginning of period             13,382,427     11,950,566
Retained earnings at end of period                  $14,003,692    $12,465,097

Earnings per share:
Net income per share                                      $0.19          $0.16
Average shares and share equivalents outstanding      3,225,826      3,249,993





See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                         Three Months Ended
                                                           September 30
                                                        1997         1996
                                                           (Unaudited)

Operating activities
Net income                                           $  621,265     $  514,531
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                      3,219,628      2,762,463
   Provision for losses on accounts receivable            7,500              -
   Credit for deferred income taxes                    (278,000)      (415,000)
   Loss on disposal of equipment                         26,706         72,914
   Loss on sale of marketable securities                      -         15,241
   Changes in operating assets and liabilities:
      Accounts receivable                              (183,877)     1,696,425
      Prepaid expenses and supplies                     205,660       (179,887)
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities          1,272,845        828,903
      Other assets                                            -        (10,000)
  Net cash provided by operating activities           4,891,727      5,285,590

Investing activities
Purchases of property and equipment                     (48,590)       (37,557)
Purchases of marketable securities                            -        (29,480)
Net increase in restricted cash                            (705)             -
Proceeds from sales of marketable securities             50,000         30,880
Proceeds from equipment sales                             1,800         90,638
  Net cash provided by investing activities               2,505         54,481

Financing activities
Principal payments on long-term debt and
 capital lease obligations                           (2,839,822)    (3,494,722)
  Net cash used in financing activities              (2,839,822)    (3,494,722)

Increase in cash and cash equivalents                 2,054,410      1,845,349
Cash and cash equivalents at beginning of period      3,995,626      4,169,919

Cash and cash equivalents at end of period          $ 6,050,036    $ 6,015,268

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the fiscal year ended June 30, 1997.


Note B - Net Income Per Share

                                                        Three Months Ended
                                                            September 30
                                                       1997              1996
                                                            (Unaudited)

Average number of common shares outstanding           3,146,522     3,147,652
Net effect of dilutive stock warrants and options        79,304       102,341
Average shares and share equivalents outstanding      3,225,826     3,249,993
Net income for the period                           $   621,265   $   514,531
Net income per share                                       $.19          $.16


Note C - Legal Proceedings

On October 22, 1997, the Company reached an agreement to settle a major portion of the action against it for an accident which occurred in May of 1996. This agreement requires a cash payment by the Company of $1,100,000. The Company's results for the September 30, 1997 quarter reflect $500,000 of this amount while $600,000 had been reserved in prior periods.

The Company believes it has a meritorious defense for the remaining action against it and will continue to vigorously defend its interests. The Company anticipates that a resolution of the remaining action will not require an increase in its reserve for claims.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations --First Quarter

Operating revenue for the first quarter of fiscal 1998 (ended September 30, 1997) increased to $28,057,837 from $27,562,855 representing an increase of $494,982 or 1.8% over the comparable period in fiscal 1997. At September 30, 1997, the Company's fleet consisted of 906 trucks and 2,119 trailers, while on September 30, 1996, the Company's fleet consisted of 902 trucks and 1,939 trailers. The increase in operating revenue over the same period of fiscal 1996 is primarily attributable to increased revenue from logistics operations. Management intends to continue to increase its activities in the logistics area as additional opportunities arise. Although demand for the Company's services was strong, a continued shortage of qualified drivers impaired its ability to produce revenue.

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, increased as a percentage of revenue to 33.3% in the first quarter of fiscal 1998 from 32.9% in the comparable period of fiscal 1997. Effective July 1, 1997, the Company increased its mileage pay scale by a minimum of 3 cents per mile and implemented a graduated scale for newly hired drivers based on their past experience. Additionally, those drivers who qualify will receive a 2 cents per mile performance bonus paid quarterly in fiscal 1998, as compared to a 5 cents per mile performance bonus paid quarterly in fiscal 1997. Company drivers were awarded approximately $225,000 in bonuses for the three-month period ended September 30, 1997 as compared with $640,000 awarded during the three-month period ended September 30, 1996.

Operating supplies and expenses, as a percentage of revenue, declined slightly to 30.4% in the first quarter of fiscal 1998 from 30.8% in the comparable period of fiscal 1997. Operating taxes and licenses also declined to 5.0% of revenue in fiscal 1998 from 5.6% in fiscal 1997. Insurance and claims were 6.0% of revenue in fiscal 1998, increasing from 4.5% in fiscal 1997, substantially due to the settlement detailed in Note D to the financial statements. Depreciation and amortization increased to 11.6% of revenue in fiscal 1998 from 10.3% in the same period of fiscal
1997.   A loss on disposal of equipment of $26,706 was included in the first quarter of fiscal 1998 as compared to a loss of $72,914 in the first quarter of fiscal 1997. Rents and purchased transportation decreased to 7.1% of revenue in fiscal 1998 from 8.2% in fiscal 1997 due to a decrease in short-term trailer rentals.

Although operating revenue for the first quarter of 1998 grew by 1.8% over the comparable period of 1997, operating expenses increased by $724,232 or 2.8%. Accordingly, the Company's operating ratio increased to 94.8% in the first fiscal quarter of 1998 from 93.8% in the same period of fiscal 1997.

Interest expense declined to 3.2% of revenue in the first quarter of fiscal 1998 from 3.4% recorded in the first quarter of fiscal 1997.
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cont'd

The Company's effective income tax rate decreased to 6.5% of income before income taxes in fiscal 1998 as a result of certain equipment leasing transactions consummated during the prior fiscal year. Substantially all of the income tax benefits of these transactions have been recognized in the financial statements as of September 30, 1997. Such benefits have been recognized in reliance on opinion of tax counsel.


Net income for the first quarter of fiscal 1998 ended September 30, 1997 was $621,265 ($.19 per share) compared to $514,531 ($.16 per share) during the comparable period of fiscal 1997, an increase of $106,734 or 20.7% for the period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. The price of fuel increased in the first fiscal quarter ended September 30, 1996. Fuel costs in the quarter ended September 30, 1997 were approximately 5.2% lower than in the same period of the prior year. Historically, most increases have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Further cost increases or shortages of fuel could affect the Company's future profitability.

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

Operating activities provided cash flows of $4.9 million for the first three months of fiscal 1998 compared to $5.3 million for the same period of fiscal 1997. Cash flows from operations in the first quarter of fiscal 1998 were the result of $0.6 million in net income, $3.2 million in depreciation and $1.1 million net use of other working capital assets and liabilities. Investing activities provided net cash of $.002 million during the first three months of fiscal 1998 compared to $0.05 million for the same period of fiscal 1997. Financing activities used net cash of $2.8 million during the first quarter of fiscal 1998 compared to $3.5 million cash used in the first quarter of 1997.

The Company's working capital increased by $1.9 million to a deficit of $6.7 million at September 30, 1997 from a deficit of $8.6 million at June 30, 1997. These deficits were due to the Company's decision to purchase equipment for cash in the quarter ended December 31, 1996. The Company has commitments from various lenders to finance these acquisitions in the future if it is determined that the Company has the need for additional working capital. Management has deviated from its past policy of maintaining large cash balances in an effort to reduce interest expense. Management believes that it is unlikely that the cost and availability of financing will be adversely affected by this working capital deficit in the near future.
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of   Operations--Cont'd

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

The Company has entered into an agreement to equip its trucks with on-board computers and mobile communication devices. These devices will enable the Company to stay in touch with its drivers and to update its customers on shipment status. Management expects that it will fund the approximately $1,845,000 cost with existing cash although funds are available from lenders to fund this purchase if necessary.

Management of the Company intends, in the long-term, to continue to expand its fleet, although the Company did not make any additions to its fleet during the quarter ended September 30, 1997. The Company is presently negotiating for the purchase of approximately 600 new trailers with an expected cost of approximately $10,800,000 and will sell or trade in approximately 110 of its older model trailers. The Company expects to finance these equipment acquisitions through long-term debt or lease agreements, the terms of which are not presently known, although management anticipates that financing with favorable terms will be available . Management believes that net revenues derived from the operation of this new equipment will be sufficient to meet the debt or lease payment obligations and working capital needs related thereto. However, to the extent that such revenues are insufficient for such purposes, the Company may be required to rely on additional borrowings or equity offerings to meet its capital asset needs.

PART II   OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 22, 1997, the Company reached an agreement to settle a major portion of the action against it for an accident which occurred in May of 1996. This agreement requires a cash payment by the Company of $1,100,000. The Company's results for the September 30, 1997 quarter reflect $500,000 of this amount while $600,000 had been reserved in prior periods.

The Company believes it has a meritorious defense for the remaining action against it and will continue to vigorously defend its interests. The Company anticipates that a resolution of the remaining action will not require an increase in its reserve for claims.


ITEM 6. Exhibits and Reports on Form-K

No reports on Form 8-K were filed during the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






CANNON EXPRESS, INC.

(Registrant)



Date: November 4, 1997


/s/ Dean G. Cannon
  President, Chairman of the Board,
  Chief Executive Officer and Chief
  Accounting Officer



Date: November 4, 1997


/s/ Rose Marie Cannon
  Secretary, Treasurer and Director