Form 10-Q
period 1997-12-31
CANNON EXPRESS INC
filed 1998-02-13
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

(   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
TO


Commission File No. 0-16386


CANNON EXPRESS, INC.
(Exact name of registrant as specified in its charter)



Delaware                                          71-0650141
(State or other jurisdiction of      (I.R.S Employer Identification No.)
incorporation or organization)


1457 Robinson
P.O. Box 364
Springdale, Arkansas                                 72765
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  (501) 751-9209


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes   X      No


Number of shares of $.01 par value common stock outstanding at January 30, 1998: 3,171,611

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES


PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of  December 31, 1997 and June 30, 1997...............................1
Consolidated Statements of Income and Retained Earnings
  for the Three Months and Six Months Ended December 31, 1997 and 1996.....3
Consolidated Statements of Cash Flows
  for the Six Months Ended December 31, 1997 and 1996......................4
Notes to Consolidated Financial Statements.................................5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations......................................6





PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ...............................................9
ITEM 2 -- Changes in Securities............................................*
ITEM 3 -- Defaults Upon Senior Securities..................................*
ITEM 4 -- Submission of Matters to a Vote of Security-Holders..............9
ITEM 5 -- Other Information................................................*
ITEM 6 -- Exhibits and Reports on Form 8-K.................................*






*No information submitted under this caption.

PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                     December 31    June 30
                                                         1997         1997
                                                     (Unaudited)     (Note)
Assets
Current assets:
  Cash and cash equivalents                          $5,953,799    $3,995,626
  Receivables, net of allowance for
    doubtful accounts(December 31, 1997-
    $115,917; June 30, 1997-$183,411):
       Trade                                          9,590,253     9,845,402
       Other                                            136,560       158,839
  Prepaid expenses and supplies                         691,907     1,217,155
  Deferred income taxes                               2,388,000     1,793,000
Total current assets                                 18,760,519    17,010,022

Property and equipment:
  Land, buildings and improvements                    1,176,563     1,176,563
  Revenue equipment                                  83,464,665    82,802,562
  Service, office and other equipment                 2,561,808     2,483,375
                                                     87,203,036    86,462,500
  Less allowances for depreciation                   32,273,833    26,085,500
                                                     54,929,203    60,377,000
Other assets:
  Receivable from stockholders                           23,406        23,406
  Restricted cash                                     2,210,777     2,210,026
  Marketable securities                                 527,744       831,797
  Other                                                 629,226       735,721
Total other assets                                    3,391,153     3,800,950

                                                    $77,080,875   $81,187,972

Note: The balance sheet at June 30, 1997 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                     December 31    June 30
                                                         1997         1997
                                                     (Unaudited)     (Note)
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable                             $1,773,091    $1,043,333
   Accrued expenses:
     Insurance reserves                               3,454,924     3,489,814
     Other                                            1,945,259     2,167,473
   Federal and state income taxes payable             2,791,278     2,167,879
   Current portion of long-term debt                 14,370,602    16,696,510
Total current liabilities                            24,335,154    25,565,009

Long-term debt, less current portion                 30,264,747    35,393,134
Deferred income taxes                                 4,344,000     3,799,000
Other liabilities                                       142,185       183,508

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,231,736 shares
    at December 31, 1997 and 3,205,777 shares
    at June 30, 1997                                     32,318        32,058
  Additional paid-in capital                          3,594,333     3,542,356
  Retained earnings                                  15,233,900    13,382,427
  Unrealized depreciation on marketable
     securities, net of income taxes                   (665,498)     (509,256)
                                                     18,195,053    16,447,585
  Less treasury stock, at cost (60,125 shares)          200,264       200,264
                                                     17,994,789    16,247,321

                                                    $77,080,875   $81,187,972


Note: The balance sheet at June 30, 1997 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings

                               Three Months Ended         Six Months Ended
                                  December 31                December 31
                                1997        1996          1997         1996
                                  (Unaudited)                (Unaudited)

Operating revenue           $30,884,078  $26,356,862  $58,941,915  $53,919,717

Operating expenses and costs:
 Salaries, wages
   and fringe benefits        9,613,819    8,821,531   18,963,733   17,901,434
 Operating supplies
   and expense                8,348,014    8,058,311   16,886,003   16,557,144
 Taxes and licenses           1,504,755    1,657,190    2,902,240    3,210,852
 Insurance & claims           1,314,732    1,023,303    3,011,895    2,262,962
 Depreciation and
   amortization               3,290,667    2,925,951    6,537,002    5,761,328
 Rents and purchased
   transportation             3,538,088    1,952,720    5,540,410    4,210,420
 Other                          604,715      509,943      964,117      911,187
                             28,214,790   24,948,949   54,805,400   50,815,327
Operating income              2,669,288    1,407,913    4,136,515    3,104,390

Other income(expense)

Interest expense               (863,009)    (937,439)  (1,764,779)  (1,873,754)
Other income                     77,929       57,686      176,737      134,055
                               (785,080)    (879,753)  (1,588,042)  (1,739,699)
Income before income taxes    1,884,208      528,160    2,548,473    1,364,691
Federal and state income taxes
 Current                        328,000      798,000      649,000    1,535,000
 Deferred                       326,000     (595,000)      48,000   (1,010,000)
                                654,000      203,000      697,000      525,000
Net income                    1,230,208      325,160    1,851,473      839,691
Retained earnings at
 beginning of period         14,003,692   12,465,097   13,382,427   11,950,566
Retained earnings at
 end of period              $15,233,900  $12,790,257  $15,233,900  $12,790,257

Earnings per share                $0.39        $0.10        $0.59        $0.27
Average shares outstanding    3,167,621    3,147,652    3,157,072    3,147,652

Diluted earnings per share        $0.38        $0.10        $0.57        $0.26
Diluted shares outstanding    3,266,308    3,239,597    3,246,067    3,244,795

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                        Six Months Ended
                                                           December 31
                                                        1997          1996
                                                            (Unaudited)

Operating activities
Net income                                          $ 1,851,473     $ 839,691
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                      6,436,107     5,742,149
   Provision for losses on accounts receivable          (67,494)       (2,991)
   Provision  for deferred income taxes                  48,000     1,010,000
   Loss on disposal of equipment                        100,895        19,179
   Gain on sale of marketable securities                      -        40,438
   Changes in operating assets and liabilities:
      Accounts receivable                               344,922     5,196,318
      Prepaid expenses and supplies                     525,248       570,706
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities          1,095,864      (872,110)
      Other assets                                      (11,400)      (19,881)
Net cash provided by operating activities            10,323,615    12,523,499

Investing activities
Purchases of property and equipment                  (1,019,783)  (25,122,914)
Purchases of marketable securities                         (751)      (62,743)
Net increase in restricted cash                               -      (500,000)
Proceeds from sales of marketable securities             50,000       109,044
Proceeds from equipment sales                             7,150    14,528,064
Net cash used in investing activities                  (963,384)  (11,048,549)

Financing activities
Proceeds from long-term borrowing                             -    22,820,747
Principal payments on long-term debt and
 capital lease obligations                           (7,454,295)  (26,551,496)
Proceeds from exercise of stock options                  52,237             -
Net cash used in financing activities                (7,402,058)   (3,730,749)

Increase (decrease) in cash and cash equivalents      1,958,173    (2,255,799)
Cash and cash equivalents at beginning of period      3,995,626     4,169,919

Cash and cash equivalents at end of period          $ 5,953,799   $ 1,914,120

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the fiscal year ended June 30, 1997.


Note B - Net Income Per Share

                                  Three Months Ended        Six Months Ended
                                      December 31              December 31
                                    1997       1996        1997        1996
                                     (Unaudited)               (Unaudited)

Average shares outstanding       3,167,621   3,147,652   3,157,072   3,147,652
Net effect of dilutive
  stock options                     98,687      91,945      88,995      97,143

Diluted shares outstanding       3,266,308   3,239,597   3,246,067   3,244,795

Net income for the period       $1,230,208    $325,160  $1,851,473    $839,691

Earnings per share                    $.39        $.10        $.59        $.27

Diluted earnings per share            $.38        $.10        $.57        $.26


Note C - Legal Proceedings

The Company has settled claims resulting from an accident which occurred in May of 1996. The associated costs and settlement amounts have been recognized in prior periods. The Company believes that its reserve for accidents would be sufficient to cover any liability for other claims, although the amount of actual losses incurred could differ materially from the estimates reflected in these financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Second Quarter

Operating revenue for the second quarter of fiscal 1998 (ended December 31, 1997) increased to $30,884,078 from $26,356,862 representing an increase of $4,527,216 or 17.2% over the comparable period in fiscal 1997. At December 31, 1997, the Company's fleet consisted of 904 trucks and 2,114 trailers, while on December 31, 1996, the Company's fleet consisted of 909 trucks and 2,033 trailers. The increase in operating revenue over the same period of fiscal 1997 is primarily attributable to increased revenue from logistics operations. Management intends to continue to increase its activities in the logistics area as additional opportunities arise. Although demand for the Company's services was strong, a continued shortage of qualified drivers impaired its ability to produce revenue.

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, decreased as a percentage of revenue to 31.1% in the second quarter of fiscal 1998 from 33.5% in the second quarter of fiscal 1997. This decrease was due to the increased revenue from logistics operations. Effective July 1, 1997, the Company increased its mileage pay scale by a minimum of 3 cents per mile and implemented a graduated scale for newly hired drivers based on their past experience. Additionally, those drivers who qualify will receive a 2 cents per mile performance bonus paid quarterly in fiscal 1998, as compared to a 5 cents per mile performance bonus paid quarterly in fiscal 1997. Company drivers were awarded approximately $234,000 in bonuses for the three-month period ended December 31, 1997 as compared with $657,000 awarded during the three-month period ended December 31, 1996.

Operating supplies and expenses, as a percentage of revenue, decreased to 27.0% in the second quarter of fiscal 1998 from 30.6% in the comparable period of fiscal 1997. This decrease was primarily due to the Company's average fuel costs which were 14 cents per gallon lower in the second quarter of fiscal 1998 than in the second quarter of fiscal 1997. Taxes and licenses decreased to 4.9% of revenue in fiscal 1998 from 6.3% in fiscal 1997. Insurance and claims were 4.3% of revenue in fiscal 1998, increasing from 3.9% of revenue in fiscal 1997. Depreciation and amortization decreased to 10.7% of revenue in fiscal 1998 from 11.1% in the same period of fiscal 1997. A loss on disposal of equipment of $74,189 was included in the second quarter of fiscal 1998 as compared to a gain of $53,784 in the second quarter of 1997. Rents and purchased transportation increased to 11.5% of revenue in fiscal 1998 from 7.4% in fiscal 1997 due to increased logistics operations. Other expenses were 2.0% of revenue in the second quarter of fiscal 1998 and 1.9% in the comparable period of fiscal 1997.

Operating revenue for the second quarter of 1998 grew by 17.2% over the comparable period of 1997, while operating expenses increased by $3,265,841 or 13.1%. Accordingly, the Company's operating ratio decreased to 91.4% in the second fiscal quarter of 1998 from 94.7% in the same period of fiscal 1997.

Interest expense declined to 2.8% of revenue in the second quarter of fiscal 1998 from 3.6% recorded in the second quarter of fiscal 1997.
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cont'd

The Company's effective income tax rate decreased to 34.7% of income before income taxes during the second quarter of fiscal 1998 from 38.5% in the second quarter of fiscal 1997 as a result of certain equipment leasing transactions consummated during the prior fiscal year.

Net income for the second quarter of fiscal 1998 ended December 31, 1997 was $1,230,208 ($.38 per share) compared to $325,160 ($.10 per share)
during the comparable period of fiscal 1997, an increase of $905,048 or 278.3% for the period.

Management believes that the Company's systems will be ready for the Year 2000 in the very near future. Expenses associated with the changes to the Company's computer hardware and software have been included in results of operations as incurred and future costs are not expected to have a material effect on the Company's financial performance. The Company will request assurance from its trading partners of their Year 2000 compliance.

Results of Operations - Six Month Period

Operating revenue for the first six months of fiscal 1998 ended December 31, 1997 increased to $58,941,915 from $53,919,717 in the comparable period of fiscal 1997 representing an increase of $5,022,198 or 9.3%. As in the three-month period, the increase in operating revenue over the same period of fiscal 1997 is primarily attributable to the increased revenue resulting from logistics operations. Operating income increased to $4,136,515 in the six months ended December 31, 1997 from $3,104,390 during the comparable period of fiscal 1997, an increase of 33.2%.

Salaries, wages, and fringe benefits decreased to 32.2% of revenues in the six-month period of fiscal 1998 from the 33.2% reported in the six-month period of fiscal 1997. This decrease, as in the three-month period, is due to the additional revenue from logistics operations. Operating supplies and expenses decreased to 28.6% of revenue in fiscal 1998 from 30.7% in fiscal 1997. During the six- month period, the Company's average cost of fuel was approximately 11 cents per gallon lower than in the same period of fiscal 1997. Taxes and licenses decreased to 4.9% of revenue during fiscal 1998 from 6.0% in fiscal 1997. Insurance and claims were 5.1% of revenue in fiscal 1998, increasing from 4.2% of revenue in fiscal 1997. Depreciation and amortization, as a percentage of revenue, increased to 11.1% of revenue in fiscal 1998 from 10.7% in the same period of fiscal 1997. A loss on disposal of equipment of $100,895 was included in the six-month period of fiscal 1998 as compared to a loss of $19,179 in the same period of 1997.

Rents and purchased transportation increased to 9.4% of revenue in the first six months of fiscal 1998 from 7.8% during the comparable period of fiscal 1997. As was the case in the three-month period, this increase was caused primarily to the increased logistics activities. Other expenses were 1.6% of revenue in the six-month period of fiscal 1998 and 1.7% in the comparable period of 1997.

Interest expense declined to 3.0% of revenue in the first six months of fiscal 1998 from 3.5% recorded in the first six months of fiscal 1997.
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

The Company's effective income tax rate decreased to 27.3% of income before income taxes for the first six months of fiscal 1998 from 38.5% for the first six months of fiscal 1997. As in the three-month period, this benefit is a result of certain equipment leasing transactions consummated during the prior fiscal year.

Net income for the first six months of fiscal 1998 ended December 31, 1997 was $1,851,473 ($.57 per share) compared to $839,691 ($.26 per share)
during the comparable period of fiscal 1997, an increase of $1,011,782 or 120.5% for the six-month period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Diesel fuel costs, as mentioned above, have declined during the first two quarters of fiscal 1998 over the same period of fiscal 1997. Fuel costs in the quarter ended December 31, 1997 were approximately 11.0% lower than in the same period of the prior year. For the six-month period of fiscal 1998, fuel costs were approximately 9.1% lower than in the six-month period of fiscal 1997. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Future cost increases or shortages of fuel could affect the Company's future profitability.


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

Operating activities provided cash flows of $10.3 million for the first six months of fiscal 1998 compared to $12.5 million for the same period of fiscal 1997. Cash flows from operations in the first two quarters of fiscal 1998 were the result of $1.9 million in net income, $6.4 million in depreciation and $2.0 million provided by other working capital assets and liabilities. Investing activities used net cash of $1.0 million during the first six months of fiscal 1998 compared to $11.1 million net cash used in the same period of fiscal 1997. Financing activities used net cash of $7.4 million during the first two quarters of fiscal 1998 compared to $3.7 million in fiscal 1997.
ITEM 2. Management's  Discussion and Analysis of Financial Condition and
Results of Operations - Cont'd

The Company's working capital at December 31, 1997 was a deficit of $5.6 million compared to a deficit of $8.6 million at June 30, 1997. These deficits were due to the Company's decision to purchase equipment for cash in the quarter ended December 31, 1996. The Company has non-binding commitments from various lenders to finance these acquisitions in the future if it is determined that the Company has the need for additional working capital. Management has deviated from its past policy of maintaining large cash balances in an effort to reduce interest expense. Management believes that it is unlikely that the cost and availability of financing will be adversely affected by this working capital deficit in the near future.

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

During the quarter ended December 31, 1997, the Company began installing on-board computers and mobile communication devices on its trucks. These devices will enable the Company to stay in touch with its drivers and to update its customers on shipment status. Management expects that it will fund the acquisition with existing cash although funds are available from lenders to fund this purchase if necessary.

Management of the Company intends, in the long-term, to continue to expand its fleet, although the Company did not make any additions to its fleet during the quarter ended December 31, 1997. The Company is presently negotiating for the purchase of approximately 600 new trailers with an expected cost of approximately $10,800,000 and will sell or trade in approximately 110 of its older model trailers. The Company expects to finance these equipment acquisitions through long-term debt or lease agreements, the terms of which are not presently known, although management anticipates that financing with favorable terms will be available. Management believes that net revenues derived from the operation of this new equipment will be sufficient to meet the debt or lease payment obligations and working capital needs related thereto. However, to the extent that such revenues are insufficient for such purposes, the Company may be required to rely on additional borrowings or equity offerings to meet its capital asset needs.


PART II   OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company has settled claims resulting from an accident which occurred in May of 1996. The associated costs and settlement amounts have been recognized in prior periods. The Company believes that its reserve for accidents would be sufficient to cover any liability for other claims, although the amount of actual losses incurred could differ materially from the estimates reflected in these financial statements.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On November 18, 1997, the Annual Meeting of Stockholders was held in Springdale, Arkansas. The only matter submitted to a vote of the stockholders was the reelection of Dean G. Cannon, Rose Marie Cannon, Uvalde
R. Lindsey, and Roy E. Stanley to the Company's current Board of Directors whose terms expire in 1997. Over 99% of the shares present or represented by proxy were voted in favor of management's nominees.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CANNON EXPRESS, INC.

(Registrant)


Date: February 13, 1998

/s/ Dean G. Cannon
  President, Chairman of the Board,
  Chief Executive Officer and Chief
  Accounting Officer



Date: February 13, 1998

/s/ Rose Marie Cannon
  Secretary, Treasurer and Director