Form 10-Q
period 1998-03-31
CANNON EXPRESS INC
filed 1998-05-14
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


Number of shares of $.01 par value common stock outstanding at April 30, 1998: 3,192,861

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES

PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of March 31, 1998 and June 30, 1997.................................1
Consolidated Statements of Income and Retained Earnings
  for the Three Months and Nine Months Ended March 31, 1998 and 1997.....3
Consolidated Statements of Cash Flows
  for the Nine Months Ended March 31, 1998 and 1997......................4
Notes to Consolidated Financial Statements...............................5


ITEM 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................6





PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings .............................................*
ITEM 2 -- Changes in Securities..........................................*
ITEM 3 -- Defaults Upon Senior Securities................................*
ITEM 4 -- Submission of Matters to a Vote of Security-Holders............*
ITEM 5 -- Other Information..............................................*
ITEM 6 -- Exhibits and Reports on Form 8-K...............................*







*No information submitted under this caption.


PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                    March 31        June 30
                                                       1998           1997
                                                   (Unaudited)       (Note)
Assets
Current assets:
  Cash and cash equivalents                         $3,765,810     $3,995,626
  Receivables, net of allowance for doubtful
    accounts (March 31, 1998-$143,141;
    June 30, 1997-$183,411):
       Trade                                        10,152,740      9,845,402
       Other                                           440,925        158,839
  Prepaid expenses and supplies                      1,683,218      1,217,155
  Deferred income taxes                              2,093,000      1,793,000
Total current assets                                18,135,693     17,010,022

Property and equipment:
  Land, buildings and improvements                   1,176,563      1,176,563
  Revenue equipment                                 84,077,555     82,802,562
  Service, office and other equipment                2,678,585      2,483,375
                                                    87,932,703     86,462,500
  Less allowances for depreciation                  35,439,971     26,085,500
                                                    52,492,732     60,377,000
Other assets:
  Receivable from stockholders                          23,406         23,406
  Restricted cash                                    2,236,785      2,210,026
  Marketable securities                                542,536        831,797
  Other                                                570,279        735,721
Total other assets                                   3,373,006      3,800,950

                                                   $74,001,431    $81,187,972

Note: The balance sheet at June 30, 1997 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.




Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                     March 31      June 30
                                                       1998         1997
                                                   (Unaudited)     (Note)
Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                            $1,481,449     $1,043,333
  Accrued expenses:
     Insurance reserves                              3,289,214      3,489,814
     Other                                           1,903,488      2,167,473
  Federal and state income taxes payable             2,603,018      2,167,879
  Current portion of long-term debt                 15,733,496     16,696,510
Total current liabilities                           25,010,665     25,565,009

Long-term debt, less current portion                25,935,544     35,393,134
Deferred income taxes                                4,483,000      3,799,000
Other liabilities                                      121,523        183,508

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,252,986 shares at
    March 31, 1998 and 3,205,777 shares at
    June 30, 1997                                       32,530         32,058
  Additional paid-in capital                         3,644,567      3,542,356
  Retained earnings                                 15,630,267     13,382,427
  Unrealized depreciation on marketable
     securities, net of income taxes                  (656,401)      (509,256)
                                                    18,650,963     16,447,585
  Less treasury stock, at cost (60,125 shares)         200,264        200,264
                                                    18,450,699     16,247,321

                                                   $74,001,431    $81,187,972

Note: The balance sheet at June 30, 1997 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings

                             Three Months Ended         Nine Months Ended
                                  March 31                   March 31
                             1998         1997          1998         1997
                                (Unaudited)                (Unaudited)
Operating revenue         $26,023,161  $25,426,960   $84,965,076  $79,346,677

Operating expenses and costs:
 Salaries, wages and
  fringe benefits           8,511,473    8,859,940    27,475,206   26,761,374
 Operating supplies and
  expense                   7,358,440    7,890,326    24,244,443   24,447,470
 Taxes and licenses         1,522,670    1,636,551     4,424,910    4,847,403
 Insurance & claims           991,838    1,588,775     4,003,733    3,851,737
 Depreciation and
  amortization              3,235,306    2,885,395     9,772,308    8,646,723
 Rents and purchased
  transportation            2,550,637    1,165,715     8,091,047    5,376,135
 Other                        546,396      471,882     1,510,513    1,383,069
                           24,716,760   24,498,584    79,522,160   75,313,911
Operating income            1,306,401      928,376     5,442,916    4,032,766

Other income(expense)

Interest expense             (766,899)    (943,973)   (2,531,678)  (2,817,727)
Other income                  104,865       53,373       281,602      187,428
                             (662,034)    (890,600)   (2,250,076)  (2,630,299)
Income before income taxes    644,367       37,776     3,192,840    1,402,467
Federal and state income taxes
 Current                     (180,000)    (375,000)      469,000    1,160,000
 Deferred                     428,000      390,000       476,000     (620,000)
                              248,000       15,000       945,000      540,000
Net income                    396,367       22,776     2,247,840      862,467
Retained earnings at beginning
 of period                 15,233,900   12,790,257    13,382,427   11,950,566
Retained earnings at end
 of period                $15,630,267  $12,813,033   $15,630,267  $12,813,033

Earnings per share              $0.13        $0.01         $0.71        $0.27
Average shares outstanding  3,176,097    3,147,430     3,163,413    3,147,579

Diluted earnings per share      $0.12        $0.01         $0.69        $0.27
Diluted shares outstanding  3,257,935    3,231,692     3,250,023    3,240,427

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                        Nine Months Ended
                                                             March 31
                                                       1998            1997
                                                           (Unaudited)

Operating activities
Net income                                         $ 2,247,840      $ 862,467
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                     9,688,790      8,791,052
   Provision (credit) for losses on accounts
     receivable                                        (40,270)         4,509
   Provision (credit) for deferred income taxes        476,000       (620,000)
   Loss (gain) on disposals of assets                   83,517       (144,429)
   Loss on sale of marketable securities                     -         40,438
   Changes in operating assets and liabilities:
      Accounts receivable                             (549,154)     4,085,906
      Prepaid expenses and supplies                   (466,063)      (142,351)
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities           408,785      1,336,914
      Other assets                                     (11,400)       (19,881)
Net cash provided by operating activities           11,838,045     14,194,625

Investing activities
Purchases of property and equipment                 (1,781,832)   (17,189,617)
Purchases of marketable securities                           -        (89,509)
Net increase in restricted cash                        (26,759)      (690,000)
Proceeds from sales of marketable securities            50,000        103,313
Proceeds from equipment sales                            8,650      5,403,800
Net cash used in investing activities               (1,749,941)   (12,462,013)

Financing activities
Proceeds from long-term borrowing                            -     14,715,790
Principal payments on long-term debt and
 capital lease obligations                         (10,420,604)   (17,748,019)
Proceeds from exercise of stock options                102,684              -
Purchase of treasury stock                                   -        (14,377)
Net cash used in financing activities              (10,317,920)    (3,046,606)

Decrease in cash and cash equivalents                 (229,816)    (1,313,994)
Cash and cash equivalents at beginning of period     3,995,626      4,169,919

Cash and cash equivalents at end of period         $ 3,765,810    $ 2,855,925

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended
June 30, 1998. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the fiscal year ended June 30, 1997.



Note B - Net Income Per Share

                                  Three Months Ended       Nine Months Ended
                                       March 31                 March 31
                                   1998        1997         1998        1997
                                      (Unaudited)              (Unaudited)

Average shares outstanding       3,176,097  3,147,430   3,163,413  3,147,579
Net effect of dilutive stock
  options                           81,838     84,262      86,610     92,848
Diluted shares outstanding       3,257,935  3,231,692   3,250,023  3,240,427

Net income for the period         $396,367    $22,776  $2,247,840   $862,467

Earnings per share                   $0.13      $0.01       $0.71      $0.27

Diluted earnings per share           $0.12      $0.01       $0.69      $0.27

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Third Quarter

Operating revenue for the third quarter of fiscal 1998 (ended March 31, 1998) increased to $26,023,161 from $25,426,960 representing an increase of $596,201 or 2.3% over the comparable period in fiscal 1997. At March 31, 1998, the Company's fleet consisted of 904 trucks and 2,113 trailers, while on March 31, 1997, the Company's fleet consisted of 909 trucks and 2,022 trailers. Logistics and intermodal revenue for the third quarter of fiscal 1998 increased by $1,709,221, or 189%, over the comparable period in fiscal 1997. Management intends to continue to increase its activities in the logistics area as additional opportunities arise. The Company's ability to produce revenue continued to be impaired by a shortage of qualified drivers.

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, decreased as a percentage of revenue to 32.7% in the third quarter of fiscal 1998 from 34.8% in the third quarter of fiscal 1997. This decrease was due to the increased revenue from logistics operations. Effective July 1, 1997, the Company increased its mileage scale by a minimum of 3 cents per mile and implemented a graduated scale for newly hired drivers based on their past experience. Additionally, those drivers who qualify will receive a 2 cents per mile performance bonus paid quarterly in fiscal 1998, as compared to a 5 cents per mile performance bonus paid quarterly in fiscal 1997. Company drivers were awarded approximately $212,000 in bonuses for the three-month period ended March 31, 1998 as compared with $653,000 awarded during the three-month period ended March 31, 1997.

Operating supplies and expenses, as a percentage of revenue, decreased to 28.3% in the third quarter of fiscal 1998 from 31.0% in the comparable period of fiscal 1997. This decrease was primarily due to the Company's average fuel costs which were 18 cents per gallon, or approximately 2 cents per mile, net of fuel surcharges, lower in the third quarter of fiscal 1998 than in the third quarter of fiscal 1997. Taxes and licenses decreased to 5.9% of revenue in fiscal 1998 from 6.4% in fiscal 1997. Insurance and claims were 3.8% of revenue in fiscal 1998, decreasing from 6.2% in fiscal 1997 due to lower insurance premiums and favorable claims experience. Depreciation and amortization increased to 12.4% of revenue in fiscal 1998 from 11.3% in fiscal 1997. A gain on sale of equipment of $17,377 was included in the third quarter of fiscal 1998 as compared to a gain of $163,608 in the third quarter of fiscal 1997. Rents and purchased transportation increased to 9.8% of revenue in fiscal 1998 from 4.6% in fiscal 1997 due to increased logistics operations. Other expenses were 2.1% of revenue in the third quarter of fiscal 1998 and 1.9% in the comparable period of 1997.

Operating revenue for the third quarter of 1998 grew by 2.3% over the comparable period of 1997, while operating expenses increased by $218,176 or .9%. Accordingly, the Company's operating ratio improved to 95.0% in the third fiscal quarter of 1998 from 96.3% in the same period of fiscal 1997.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Interest expense declined to 2.9% of revenue in the third quarter of fiscal 1998 from 3.7% recorded in the third quarter of fiscal 1997.

The Company's effective income tax rate was 38.5% of pre-tax net income in the third quarter of fiscal 1998 and in the third quarter of fiscal 1997.

Net income for the third quarter of fiscal 1998 ended March 31, 1998 was $396,367 ($.12 per diluted share) compared to $22,776 ($.01 per diluted share) during the comparable period of fiscal 1997, an increase of $373,591 or 164.0% for the period.

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

Results of Operations - Nine Month Period

Operating revenue for the first nine months of fiscal 1998 ended March 31, 1998 increased to $84,965,076 from $79,346,677 in the comparable period of fiscal 1997 representing an increase of $5,618,399 or 7.1%. As in the three-month period, the increase in operating revenue over the same period of fiscal 1997 is primarily attributable to the increased revenue resulting from logistics operations. Logistics and intermodal revenue increased by $4,851,097, or 113%, for the nine-month period of fiscal 1998 over the comparable period of fiscal 1997. Operating income increased to $5,442,916 in the nine months ended March 31, 1998 from $4,032,766 during the comparable period of fiscal 1997, an increase of 35.0%.

Salaries, wages, and fringe benefits decreased to 32.3% of revenues in the nine-month period of fiscal 1998 from the 33.7% reported in the nine-month period of fiscal 1997. This decrease, as in the three-month period, is due to the additional revenue from logistics operations. Operating supplies and expenses decreased to 28.5% of revenue in fiscal 1998 from 30.8% in fiscal 1997. During the nine months period of 1998, the Company's average cost of fuel was approximately 13 cents per gallon lower than in the same period of fiscal 1997. Taxes and licenses decreased to 5.2% of revenue during fiscal 1998 from 6.1% in fiscal 1997. Insurance and claims were 4.7% of revenue in fiscal 1998, decreasing from 4.9% in fiscal 1997. Depreciation and amortization, as a percentage of revenue, increased to 11.5% of revenue in fiscal 1998 from 10.9% in the same period of fiscal 1997. A loss on sale of equipment of $83,518 was included in the nine-month period of fiscal 1998 as compared to a gain of $144,429 in the same period of fiscal 1997. Rents and purchased transportation increased to 9.5% of revenue in the first nine months of fiscal 1998 from 6.8% during the comparable period of fiscal 1997. As was the case in the three-months period, this increase was caused primarily by the increased logistics activities. Other expenses were steady at 1.8% and 1.7% of revenue in the nine-month period of fiscal 1998 and fiscal 1997, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd


Operating revenue for the nine-month period of 1998 grew by 7.1% over the comparable period of 1997, while operating expenses increased by $4,208,249 or 5.6%. Accordingly, the Company's operating ratio improved to 93.6% for the nine-month period in 1998 from 94.9% during the same period in 1997.

Interest expense declined to 3.0% of revenue in the first nine months of fiscal 1998 from 3.6% recorded in the first nine months of fiscal 1997.

The Company's effective income tax rate decreased to 29.6% of income before income taxes for the first nine months of fiscal 1998 from 38.5% for the first nine months of fiscal 1997. This benefit is a result of certain equipment leasing transactions consummated during the prior fiscal year.

Net income for the first nine months of fiscal 1998 ended March 31, 1998 was $2,247,840 ($.69 per diluted share) compared to $862,467 ($.27 per diluted share) during the comparable period of fiscal 1997, an increase of $1,385,373 or 160.6% for the nine-month period.


Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Diesel fuel costs, as mentioned above, have declined during the first three quarters of fiscal 1998 over the same period of fiscal 1997. Fuel costs in the quarter ended March 31, 1998 were approximately 22% lower than in the same period of the prior year. For the nine-month period of fiscal 1998, fuel costs were approximately 14% lower than in the nine-month period of fiscal 1997. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Future cost increases or shortages of fuel could affect the Company's future profitability.


Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flows generated from operations and proceeds from borrowings. The Company typically extends credit to its customers, billing freight charges after delivery. Accordingly, the ability of the Company to generate cash to satisfactorily meet its ongoing cash needs is substantially dependent upon timely payment by its customers. The Company has not experienced significant uncollectible accounts receivable.


Operating activities provided cash flows of $11.8 million for the first nine months of fiscal 1998 compared to $14.2 million for the same period of fiscal 1997. Cash flows from operations in the first three quarters of fiscal 1998 were the result of $2.2 million in net income, $9.7 million in depreciation and $.1 million used in other working capital assets and liabilities. Investing activities used net cash of $1.7 million during the first nine months of fiscal 1998 compared to $12.5 million net cash used in the same period of fiscal 1997. The Company has completed the installation of on-board computers and satellite-based communications equipment on all of its trucks. Management believes that improved communications between the Company and its drivers will contribute to driver satisfaction, customer service, and operating efficiencies. Financing activities used net cash of $10.3 million during the first three quarters of fiscal 1998 compared to $3.0 million in fiscal 1997.

The Company's working capital at March 31, 1998 was a deficit of $6.9 million compared to a deficit of $8.6 million at June 30, 1997. These deficits were due to the Company's decision to purchase equipment for cash in the quarter ended December 31, 1996. The Company has non-binding commitments from various lenders to finance these acquisitions in the future if it is determined that the Company has the need for additional working capital. Management has deviated from its past policy of maintaining large cash balances in an effort to reduce interest expense. Management believes that it is unlikely that the cost and availability of financing will be adversely affected by this working capital deficit in the near future.

The Company will take delivery of 600 new 53 foot trailers during the quarter ended June 30, 1998. These trailers will replace approximately 175 Company-owned 48 foot trailers and 425 48 foot trailers which were rented from various trailer leasing companies. The Company expects to finance this acquisition through lease or loan agreements during the Company's fourth fiscal quarter.

Other Matters - The Company transferred its listing from the NASDAQ Stock Exchange to the American Stock Exchange effective March 3, 1998 under the symbol AB.


PART II   OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended
March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CANNON EXPRESS, INC.
                                      (Registrant)


Date: May 14, 1998                        /s/ Dean G. Cannon
                                          President, Chairman of the Board,
                                           Chief Executive Officer and Chief
                                           Accounting Officer



Date: May 14, 1998                       /s/ Rose Marie Cannon
                                         Secretary, Treasurer and Director