Form 10-K
period 1998-06-30
CANNON EXPRESS INC
filed 1998-09-28
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

Aggregate market value of voting stock held by non-affiliates of the registrant at August 31, 1998: $6,919,063.

Number of shares of common stock outstanding at August 31, 1998:
Common Stock - 3,192,861

Documents incorporated by reference: Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 17, 1998.

Part I

Item 1.  Business

Cannon Express, Inc. (the "Company" or "Registrant") is an irregular route, truckload carrier with headquarters in Springdale, Arkansas, transporting a wide range of general commodities in the United States pursuant to nationwide operating authorities granted by the Department of Transportation ("DOT"), and in Canada through operating authorities granted by the Canadian provinces. At June 30, 1998, the Company operated a fleet of 880 tractors and 2,561 trailers, and employed 1,102 people, none of whom is represented by a collective bargaining agreement.

The Company also provides logistics services utilizing equipment and services provided by unrelated third parties in the transportation industry.

Marketing and Customers

The Company's marketing strategy is to be one of a select group of carriers serving financially sound customers who provide shipments to and from locations within the Company's operating area. The Company's sales effort is carried out by salespersons domiciled in strategic locations and by its telemarketing staff consisting of salespersons who solicit new customers and customer coordinators who arrange shipments for existing customers.

The Company publishes its own freight rates instead of using rates published for a group of carriers by freight rate publishing bureaus. This practice permits pricing that is responsive to changing market conditions as well as to a particular customer's needs. Most arrangements for transportation are made in the form of contracts with customers.

During the fiscal year ended June 30, 1998, Wal-Mart Stores, Inc. ("Wal-Mart") accounted for 47.0% and International Paper, Inc. accounted for 14.4% of the Company's operating revenue. During the fiscal years ended June 30, 1997 and 1996, Wal-Mart accounted for 51.0% and 49.5%, respectively, and International Paper accounted for 15.8% and 10.2%, respectively, of operating revenue. The Company does not have long-term contracts with its customers, and, accordingly, there is no assurance that the current volume of business from these major customers will continue. Management believes that the sudden loss of a significant customer could have a material adverse effect on revenue, equipment utilization and operating efficiencies.

The principal types of freight transported by the Company include: retail and wholesale goods primarily for discount merchandisers, paper goods, automotive supplies and parts, and non-perishable food products.

Operations

A customer's initial contact with the Company is through one of the Company's salespersons. This initial contact will involve computerized collection of information regarding the customer's financial condition and its payment history together with information on its loads, including the volume of freight to be delivered, the origins and destinations of shipments, the schedule in which such shipments are to be made and any special needs. Once this information has been collected, the Company and the shipper will negotiate and agree upon the shipment rates.

One or more of the Company's customer coordinators is then assigned to the shipper's account. Customer coordinators are assigned to a specific region of the United States and are responsible for matching a shipper's load with a truck located within the customer coordinator's assigned region. The customer coordinator then assigns a shipment to a dispatcher.

Dispatchers are responsible for conveying shipment information to assigned drivers. Dispatchers and drivers communicate with one another either by telephone as the driver makes routine stops in transit, or, through on-board computers and a satellite link. This link also enables the dispatcher to monitor the progress of a particular shipment. At the shipment's origin, the driver notifies the dispatcher when the shipment has been loaded and then proceeds to the shipment's destination. When the shipment has reached its destination, the driver is assigned another shipment by the dispatcher.

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

Drivers and Other Employees

As of June 30, 1998, the Company employed 843 drivers and driver trainees. All drivers are selected in accordance with Company guidelines relating primarily to safety record, driving experience and personal evaluation. The Company requires all drivers to meet experience requirements or to satisfactorily complete a training program, which pairs a trainee with one of the Company's proven driver trainers. Trainees sharpen the skills necessary for success and are evaluated daily by their trainer. Once selected, a driver or driver trainee is instructed in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of the equipment.

The Company's drivers are compensated on the basis of miles driven, loading, unloading and delivery stops, plus bonuses. Base pay per mile increases with a driver's completion of a specified number of miles safely driven. Effective July 1, 1997, the Company increased its mileage pay scale by a minimum of 3 cents per mile and implemented a graduated scale for newly hired drivers based on their past experience. Additionally, those drivers who qualified received a 2 cent per mile performance bonus paid quarterly in fiscal 1998, as compared to a 5 cents per mile performance bonus paid quarterly in fiscal 1997. Company drivers were awarded approximately $900,000 in bonuses during fiscal 1998 as compared with approximately $2,576,000 awarded during fiscal 1997.

Like other truckload carriers, the Company experiences significant driver turnover. The Company has also experienced shortages of qualified drivers from time to time. Management anticipates that competition for qualified drivers will intensify. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements, however, no assurance can be made that the Company will not experience a shortage of drivers in the future.

As of June 30, 1998, the Company employed:
                                                        1998      1997
     Drivers and Driver Trainees                         843       924
     Management                                           16        15
     Operations, Marketing, and Administration           162       139
     Maintenance and Repair                               81        78
     Total                                             1,102     1,156

Management considers relations with its employees to be satisfactory and has not experienced collective bargaining efforts in the past, nor does it anticipate any collective bargaining by employees in the future. The Company has a 401(K) plan for its drivers and other employees. Company contributions, if any, are determined annually by its Board of Directors.

Tractors and Trailers

At June 30, 1998, the fleet consisted of 880 tractors and 2,561 trailers, compared to 908 tractors and 2,119 trailers at June 30, 1997. During the fiscal year ended June 30, 1998, 28 tractors were sold with no new tractors added to the fleet. The Company was unable to obtain replacement trucks due to manufacturer's lag time, however, the Company plans to replace those
trucks along with its remaining 1995 model trucks in the spring of 1999.   In
addition, the Company added 600 new trailers and sold 158 trailers for a net addition to its fleet of 442 trailers during the fiscal year ended June 30, 1998.

Tractors are acquired primarily with driver comfort, fuel efficiency and overall economy in mind. All tractors operated by the Company are conventionals, rather than cab-overs. Management believes that this type of tractor will provide the driver greater comfort and will require less overall maintenance because of the tractor's easier ride on the road. As of June 30, 1998, substantially all of the Company's tractors were manufactured by International, while trailers were manufactured by various trailer manufacturers. The Company has negotiated extended warranties on many of its tractors and intends to trade-in such tractors on approximately a four-year cycle. Manufacturers of tractors are required to certify to the Company that new tractors meet federal emissions standards. All trailers in the fleet measure 48 or 53 feet in length by 102 inches in width.

The Company has a comprehensive preventive maintenance program for its tractors and trailers. Inspections and different levels of repair or maintenance are performed at regular intervals. At each inspection, diagnostic tests are performed to ensure proper operation of equipment.

The following table shows the type and age of equipment operated by the Company at June 30, 1998:

            MODEL                 OVER-the-ROAD    48-FOOT      53-FOOT
             YEAR                    TRACTORS      TRAILERS     TRAILERS
            1998                           -             -          600
            1997                         225             -          300
            1996                         326           298            -
            1995                         318           685            -
            1994                           -           200            -
            1993                           -           250            -
            1992                           -           193            -
            1991                           1             5            -
            1990                           1            13            -
            1989 thru 1983                 9            17            -
                                         880         1,661          900

Fuel

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Both the availability and the cost of diesel fuel are influenced by economic and political events not within the Company's control. The Company does not presently participate in any program to insure price stability. Fuel costs during fiscal 1998 were significantly lower than during fiscal year 1997. During fiscal 1998, the Company's average fuel costs were 13 cents per gallon lower than in fiscal 1997. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Future cost increases or shortages of fuel could affect the Company's future profitability.

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

The Company, like other motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the United States Department of Transportation ("DOT") and by Canadian provincial authorities. In addition, vehicle weight and dimensions are subject to federal, state, and provincial regulations. Management believes that the Company is in

compliance in all material respects with applicable regulatory requirements relating to its operations. The failure of the Company to comply with regulations of the DOT, state or provincial agencies could result in substantial fines or revocation of operating authorities. Federal, state and local environmental laws and regulations impose requirements relating to, among other things, contingency planning for spills of petroleum products, disposal of waste oil and maintenance and testing of underground storage tanks. Management believes that future compliance with such laws and regulations will not have a material effect upon the Company's capital expenditures, earnings, or competitive position.

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

The Company maintains $250,000 of cargo loss and damage insurance per claim and collision coverage on owned or leased equipment. In addition, with the assistance of its third-party administrator, workers' compensation claims are
self-insured up to $300,000.   The Company also has excess general liability
coverage in amounts substantially exceeding minimum legal requirements and believed to be sufficient to protect the Company against material loss. Management believes that current insurance coverage adequately protects the Company from liability arising from normal operations. Although coverage is currently available from multiple sources, a material decrease in availability, or a substantial increase in costs, could have a material adverse effect on the Company's profitability.

Item 2.  Properties

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

     On March 3, 1998, the Company transferred its listing from the NASDAQ National Market System to the American Stock Exchange under the symbol AB.

     The range of high and low sales prices for the last eight fiscal quarters is as follows:

                                            COMMON STOCK
                                           HIGH        LOW
     YEAR ENDED JUNE 30, 1997:

     First Quarter                       $11         $9  7/8
     Second Quarter                       10          8
     Third Quarter                         8  3/4     6  3/4
     Fourth Quarter                        7  1/4     5  1/2


     YEAR ENDED JUNE 30, 1998:

     First Quarter                       $ 8  5/8    $6  3/16
     Second Quarter                       10  1/2     7  1/4
     Third Quarter                        12  1/8     8  3/8
     Fourth Quarter                       10  1/4     7  5/8


(b) The approximate number of holders of common stock as of August 31, 1998 was 1600.

(c) The Company has not paid any dividends on its Common Stock. The present policy of the Company is to retain cash earnings to provide funds for operations and expansion of the Company's business.

Item 6.  Selected Financial Data

The following table provides a summary of selected financial data for Cannon Express, Inc.

                                  FISCAL YEAR ENDED JUNE 30,
                         1998        1997       1996       1995        1994
                            (in thousands except per share data)

Operating Revenue      $109,245    $106,136    $89,991    $79,030     $59,177

Income before
cumulative
effect of change
in accounting
principle                 1,815       1,432      2,159      6,016       3,808

Basic earnings per share(1 & 2):

Income before
cumulative effect
of change in
accounting principle        .57         .45        .69       1.91        1.21


Total assets            $80,886     $81,188    $84,358    $77,263     $44,931


Long term debt,
less current portion    $29,768     $35,393    $43,964    $35,353     $12,954



(1) Earnings per share have been restated to give effect to the stock recapitalizations effected on January 26, 1993 and April 10, 1996.

(2) Basic earnings per share is computed based on the weighted average number of shares outstanding during the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following table sets forth the percentage relationship of certain revenue and expense items for the fiscal years indicated.
                                               Percentages of
                                              Operating Revenue
                                              Year Ended June 30,
                                           1998         1997        1996
Operating revenue                         100.0%       100.0%      100.0%

Operating expenses and costs:
  Salaries, wages and fringe benefits      33.1%        34.0%       34.4%
  Operating supplies and expenses          28.7         31.0        29.5
  Operating taxes and licenses              5.4          5.9         6.3
  Insurance and claims                      4.7          5.3         5.6
  Depreciation and amortization            11.5         11.3        11.6
  Rents and purchased transportation        8.7          6.0         4.2
  Other                                     2.0          1.6         1.7
    Total operating expenses               94.1         95.1        93.3
Operating income                            5.9          4.9         6.7
Other income (expense):
  Interest and dividend income              0.3          0.3         0.6
  Gain (loss) on marketable securities     (0.9)         0.0         0.7
  Interest expense                         (3.0)        (3.6)       (4.1)
Income before income taxes                  2.3          1.6         3.9
Income taxes                                0.6          0.3         1.5
Net income                                  1.7%         1.3%        2.4%

RESULTS OF OPERATIONS:

Fiscal year ended June 30, 1998 compared to Fiscal year ended June 30, 1997

Operating revenue for fiscal 1998 increased 2.9% or $3,108,730 to $109,244,998. The increase was primarily attributable to the increased revenue resulting from logistics operations. Logistics and intermodal revenue during fiscal 1998 increased by $6,055,795, or 122%, over the comparable period in fiscal 1997. Management intends to continue to increase its activities in the logistics area as additional opportunities arise. The Company's ability to produce revenue continued to be impaired by a shortage of qualified drivers.

Salaries, wages and fringe benefits increased .1% or $18,907 to $36,125,916 in fiscal 1998.

Operating supplies and expenses decreased 4.5% or $1,474,068 to $31,376,630 in fiscal 1998. Fuel costs for the fiscal year ended June 30, 1998 averaged 13 cents per gallon lower than in the comparable period of fiscal 1997, which together with a decrease in total miles driven of 8,316,204, decreased operating expense by approximately $3,470,000 during the 12 month period. Maintenance costs increased 19.0% due to the average age of the Company's equipment.

Operating taxes and licenses decreased 7.1% or $447,439 to $5,856,056 in fiscal 1998 primarily due to lower fuel taxes as the result of fewer miles driven.

Insurance and claims decreased 8.7% or $489,977 to $5,162,252 in fiscal 1998 due to lower insurance premiums and favorable claims experience.

Depreciation and amortization increased 5.6% or $666,121 to $12,610,998 in fiscal 1998. This increase is due to new equipment additions.

Rents and purchased transportation increased 49.0% or $3,117,738 to $9,477,138 in fiscal 1998 due primarily to increased logistics activities.

The Company's operating ratio decreased to 94.1% for fiscal 1998 from 95.1% for the prior year, reflecting an improvement of 1.0% during the period. The decrease was primarily attributable to lower fuel costs during fiscal 1998.

Interest expense decreased 14.1% or $535,229 in fiscal 1998 due to lower average debt balances.

At June 30, 1998, the Company revalued its available-for-sale equity securities at their market value. This write-down resulted in a loss before income tax effect of $1,025,536. Although the Company's net income decreased by $631,000 as a result of this write-down, this adjustment had no effect on cash flow.

The Company's effective income tax rate increased to 27.1% of income before income taxes in fiscal 1998 from 14.8% in fiscal 1997. Income tax consequences of certain equipment leasing transactions were recorded in the financial statements in reliance on opinion of tax counsel.

Net income increased 26.7% or $382,726 in fiscal 1998 to $1,814,587 or $.56 per share from $1,431,861 or $.44 per share in fiscal 1997.

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

Salaries, wages and fringe benefits increased 16.8% or $5,181,575 to $36,107,009 in fiscal 1997. This increase is attributable to additional wages paid to drivers and support personnel due to the Company's expanded fleet.

Operating supplies and expenses increased 23.8% or $6,314,569 to $32,850,698 in fiscal 1997, also a result of the Company's expanded fleet. Fuel costs for the fiscal year ended June 30, 1997 averaged 7 cents per gallon higher than in the comparable period of fiscal 1996, adding approximately $1,285,000 in additional expense for the fleet during the 12 month period. Maintenance costs increased 19.0%, approximating the percentage increase in operating revenue.

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

The Company's effective income tax rate decreased to 14.8% of income before income taxes in fiscal 1997 as a result of certain equipment transactions. The income tax consequences of these transactions have been recorded in the financial statements in reliance on opinion of tax counsel.

Net income decreased 33.7% or $727,077 in fiscal 1997 to $1,431,861 or $.44 per share from $2,158,938 or $.67 per share in fiscal 1996.

Liquidity and Capital Resources

Cash flows from Operations - Operating activities provided cash of $14.8 million and $19.5 million in fiscal 1998 and 1997, respectively. Net cash flows from operations in fiscal 1998 were primarily the result of $1.8 million provided from results of operations, $12.6 million in depreciation, a $0.5 million decrease in accounts receivable and other assets, and a $0.1 million decrease in accounts payable and other liabilities.

Cash flows from Investing Activities - Investing activities used net cash of $11.5 million and $15.5 million in fiscal 1998 and 1997, respectively. Purchases of new equipment totaling $12.9 million was offset by $1.4 million in equipment sales and other investing activities for 1998. Purchases of new equipment and marketable securities totaling $19.5 million was offset by $4.0 million in equipment sales and other investing activities for 1997.

Cash flows from Financing Activities - Financing activities used net cash of $3.4 and $4.2 million in fiscal 1998 and 1997, respectively.

Working capital needs have been met primarily from cash generated from operations. During the fiscal year ended June 30, 1998, cash provided by operating activities was $14,760,661, down from $19,546,134 for the prior fiscal year ended June 30, 1997. The current ratio declined from 0.67 at June 30, 1997 to 0.66 at June 30, 1998. Working capital decreased by $0.8 million to a deficit of $9.4 million at June 30, 1998 from a deficit of $8.6 million at June 30, 1997. These deficits at June 30, 1998 and 1997 were due to the company's decision to purchase equipment for cash in the quarter ended December 31, 1996. The Company has commitments from various lenders to finance these acquisitions in the future if it is determined that the Company has the need for additional working capital. Management has deviated from its past policy of maintaining large cash balances in an effort to reduce interest expense. Management believes that it is unlikely that the cost and availability of financing will be adversely affected by this working capital deficit in the near future.

Management of the Company intends, in the long-term, to continue to grow, however, the current shortage of qualified drivers for its trucks may limit the opportunity for expansion of its fleet. The Company may increase its logistics and intermodal activities, although Management of the Company believes that its best opportunities for growth may be the acquisition of one or more other trucking companies which compliment the Company's current business activities. At June 30, 1998, the Company did not have any contracts to purchase trucks or trailers, although it anticipates that its 1995 model trucks and some older trailers may be traded in for new models during fiscal 1999. Management believes that revenue generated from operations will continue to be sufficient to amortize obligations related to such replacement equipment. However, to the extent that such revenue is insufficient for this purpose, the Company may be required to rely on additional borrowings or equity offerings to meet its working capital needs.

Inflation

Inflation continues to have a minimal impact on operations.

Seasonality

In the trucking industry generally, results of operations show a seasonal pattern because customers reduce shipments during the winter. The Company's operating efficiency historically decreases during the winter months due to increased maintenance costs, reduced fuel efficiency, detours and delays for weather.

Year 2000 Issues

The Company believes that its internal systems will be ready for the Year 2000 before the end of 1998. The Company will continue testing through the year 1999 to insure that its multiple inter-related systems will continue to operate on the first day of the year 2000 and beyond. Although Management of the Company believes that it will not suffer equipment failure on January 1, 2000, certain factors outside the Company's control may affect the Company's ability to operate. The Company is requiring that its vendors and suppliers provide assurance of Year 2000 compliance, and is furnishing assurance to its customers. The Company estimates that its cost of becoming Year 2000 compliant will be less than $50,000, with the majority of the expense accounted for in cost of operations through June 30, 1998.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions made by management from information currently available to management. These statements address future plans, expectations and events or conditions concerning various matters such as capital expenditures, litigation and capital resources, and accounting matters. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from those currently reported.

Item 8.  Financial Statements and Supplementary Data

The response to this Item is presented in a separate section of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On June 11, 1998, the Company dismissed its independent auditors, Baird, Kurtz & Dobson, and on the same date engaged the firm of Arthur Andersen LLP as its independent auditors for the fiscal year ending June 30, 1998. Each of these actions was approved by the Board of Directors of the Company.

The reports of Baird, Kurtz & Dobson on the financial statements of the Company for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended June 30, 1997 and 1996, and in the subsequent interim period prior to the dismissal of Baird, Kurtz & Dobson, there were no disagreements with Baird, Kurtz & Dobson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Baird, Kurtz & Dobson, would have caused it to make reference to the subject matter of the disagreement in its report.

Baird, Kurtz & Dobson has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements, a copy of which has been filed as an exhibit to the Current Report on Form 8-K dated June 11, 1998.

Part III


Item 10.  Directors and Executive Officers of Registrant

Certain information about directors and executive officers of the Company is set forth below:


     Name                    Age                Position
     Dean G. Cannon           57        President and Chairman of the Board
     Rose Marie Cannon        57        Secretary, Treasurer and Director
     Larry L. Patrick         53        Vice President
     Ted W. Easley            58        Director of Operations
     Roy E. Stanley           54        Director
     Uvalde R. Lindsey        58        Director


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

Uvalde R. Lindsey is an economic development consultant and Director of the Northwest Arkansas Council, a regional organization dedicated to the economic enhancement of Northwest Arkansas. After graduating from the University of Arkansas, Mr. Lindsey owned and operated a chain of automotive parts stores in Arkansas, Missouri and Oklahoma. After selling his businesses in 1983, Mr. Lindsey served as Budget Officer to the Governor of the State of Arkansas and as Executive Director of the Northwest Arkansas Economic Development District.

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such reports furnished to the Company, or written representations from certain reporting persons, the Company believes that, during the 1998 fiscal year, all filing requirements were complied with as they apply to its officers, directors and greater than 10% beneficial owners.

Item 11.  Executive Compensation

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 17, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 17, 1998.

Item 13.  Certain Relationships and Related Transactions

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 17, 1998.

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

  (b) On June 11, 1998, the Company filed a Form 8-K reporting Item 4 - Change in Registrant's Certifying Accountant.

  (c)  See Item 14(a)(3) above.

  (d) The response to this portion of Item 14 is submitted as a separate section of this report.

INDEX TO EXHIBITS
3. (a)  Certificate of Incorporation(1)
3. (b)  Certificate of Amendment of Certificate of Incorporation(1)
3. (c)  Bylaws of the Company(1)
3. (d)  Amended Bylaws(1)
10.(a) Lease between the Company and Dean G. Cannon and Rose Marie Cannon(2) 10.(b) Incentive Stock Option Plan(2)

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-18, dated February 26, 1987.
(2) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 28th day of September, 1998.

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


By: /s/ Rose Marie Cannon               By: /s/  Roy E. Stanley
    Rose Marie Cannon                       Roy E. Stanley
    Director, Secretary and Treasurer       Director


By: /s/  Uvalde R. Lindsey
    Uvalde R. Lindsey
    Director

FORM 10-K-ITEM 8, ITEM 14(a)(1) AND (2)
CANNON EXPRESS, INC., AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Cannon Express, Inc., and Subsidiaries are included in Item 8:

     Independent Accountants' Reports

     Consolidated Balance Sheets as of June 30, 1998 and 1997.

     Consolidated Statements of Income for the years ended June 30, 1998, 1997 and 1996.

     Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements-June 30, 1998.

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

Report of Independent Public Accountants



To the Board of Directors and Stockholders of Cannon Express, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Cannon Express, Inc. and Subsidiaries (a Delaware corporation) as of June 30, 1998, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Cannon Express, Inc. and Subsidiaries as of June 30, 1997, and for the two years in the period ended June 30, 1997, were audited by other auditors whose report dated August 20, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cannon Express, Inc. and Subsidiaries as of June 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index as item 14(d) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

Fayetteville, Arkansas
July 31, 1998

Independent Accountants' Report



Board of Directors and Stockholders
Cannon Express, Inc. and Subsidiaries
Springdale, Arkansas

We have audited the accompanying consolidated balance sheet of CANNON EXPRESS, INC. AND SUBSIDIARIES as of June 30, 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CANNON EXPRESS, INC. AND SUBSIDIARIES as of June 30, 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                        BAIRD, KURTZ & DOBSON

Fayetteville, Arkansas
August 20, 1997

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                   June 30         June 30
                                                     1998            1997



Assets
Current assets:
  Cash and cash equivalents                     $ 3,817,505       $ 3,995,626
  Receivables, less allowance for
    doubtful accounts (1998--$158,656;
    1997--$183,411):
      Trade                                       9,582,372         9,845,402
      Other                                       1,473,937           158,839
  Prepaid expenses and supplies                   1,325,024         1,217,155
  Deferred income taxes                           1,875,000         1,793,000
Total current assets                             18,073,838        17,010,022

Property and equipment:
   Land, buildings and improvements               1,210,138         1,176,563
   Revenue equipment                             92,546,207        82,802,562
   Service, office and other equipment            2,743,709         2,483,375
                                                 96,500,054        86,462,500
   Less allowance for depreciation               37,193,306        26,085,500
                                                 59,306,748        60,377,000
Other assets:
   Receivable from stockholders                      23,406            23,406
   Restricted cash                                2,386,832         2,210,026
   Marketable securities                            584,322           831,797
   Other                                            511,332           735,721
                                                  3,505,892         3,800,950



                                                $80,886,478       $81,187,972



See accompanying notes.

                                                   June 30         June 30
                                                     1998            1997


Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                        $1,609,825        $1,043,333
   Accrued expenses:
     Insurance reserves                           3,144,259         3,489,814
     Other                                        1,758,047         2,167,473
   Federal and state income taxes payable         2,208,632         2,167,879
   Current portion of long-term debt             18,794,463        16,696,510
Total current liabilities                        27,515,226        25,565,009

Long-term debt, less current portion             29,768,122        35,393,134
Deferred income taxes                             4,752,000         3,799,000
Other liabilities                                   100,862           183,508

Stockholders' equity:
   Common stock: $.01 par value; authorized
     10,000,000 shares; issued 3,252,986
     shares in 1998 and 3,205,777 shares
     in 1997                                         32,530            32,058
   Additional paid-in capital                     3,720,988         3,542,356
   Retained earnings                             15,197,014        13,382,427
   Unrealized depreciation on marketable
     securities, net of income tax credit
     of $(318,802) in 1997                                -          (509,256)
                                                 18,950,532        16,447,585
   Less treasury stock, at cost
     (60,125 shares in 1998 and 1997)               200,264           200,264
                                                 18,750,268        16,247,321

                                                $80,886,478       $81,187,972

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income



                                                 Years ended June 30
                                            1998        1997          1996
Operating revenue                     $109,244,998  $106,136,268   $89,991,074

Operating expenses and costs:
 Salaries, wages and fringe benefits    36,125,916    36,107,009    30,925,434
 Operating supplies and expenses        31,376,630    32,850,698    26,536,129
 Operating taxes and licenses            5,856,056     6,303,495     5,678,134
 Insurance and claims                    5,162,252     5,652,229     5,067,919
 Depreciation and amortization          12,610,998    11,944,877    10,413,118
 Rents and purchased transportation      9,477,138     6,359,400     3,778,768
 Other                                   2,210,183     1,695,537     1,522,439
                                       102,819,173   100,913,245    83,921,941

Operating income                         6,425,825     5,223,023     6,069,133
Other income (expense):
 Interest expense                       (3,257,990)   (3,793,219)   (3,684,603)
 Interest and dividend income              346,288       290,495       500,439
 Gain (loss) on marketable
   equity securities                    (1,025,536)      (40,438)      625,969
                                        (3,937,238)   (3,543,162)   (2,558,195)

Income before income taxes               2,488,587     1,679,861     3,510,938
Federal and state income taxes:
 Current                                   122,000       289,000     2,268,000
 Deferred (Credit)                         552,000       (41,000)     (916,000)
                                           674,000       248,000     1,352,000

Net income                             $ 1,814,587   $ 1,431,861   $ 2,158,938

Basic earnings per share                    $ 0.57        $ 0.45        $ 0.69
Average shares and share
 equivalents outstanding                 3,170,775     3,147,458     3,147,652


Diluted earnings per share                  $ 0.56        $ 0.44        $ 0.67
Diluted shares and share
 equivalents outstanding                 3,252,931     3,233,063     3,246,397

See accompanying notes.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity


                                                  Unrealized Appreciation
                                  Additional            (Depreciation)
                   Common Stock     Paid-In    Retained  On Marketable Treasury
                 Class A  Class B   Capital    Earnings    Securities   Stock

Balances at
 July 1, 1995    $22,195  $22,245 $3,542,356  $21,181,034  $927,220  $(371,775)

Net income             -        -          -    2,158,938         -          -
Unrealized appreciation on
 marketable sec.       -        -          -            -   605,585          -
Realized gain on marketable
 securities            -        -          -            -  (625,969)         -
Stock recapital-
 ization plan      9,863  (22,245)         -  (11,389,406)        -    185,888
Balances at
 June 30, 1996    32,058      -0-  3,542,356   11,950,566   906,836   (185,887)

Net income             -        -          -    1,431,861         -          -
Unrealized depreciation
 on marketable
 securities            -        -          -            -(1,456,530)         -
Realized loss on marketable
 securities            -        -          -            -    40,438          -
Purchase of
 treasury stock        -        -          -            -         -    (14,377)
Balances at
 June 30, 1997    32,058      -0-  3,542,356   13,382,427  (509,256)  (200,264)

Net income             -        -          -    1,814,587         -          -
Write-down of marketable
 securities            -        -          -            -   509,256          -
Stock issued:
 Exercise of
  options            472        -    102,212            -         -          -
 Tax benefit of
   stock options       -        -     76,420            -         -          -

Balances at
 June 30, 1998   $32,530  $   -0- $3,720,988  $15,197,014  $    -0-  $(200,264)


See accompanying notes.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
                                                  Years ended June 30
                                           1998          1997          1996
Operating activities
Net income                              $1,814,587    $1,431,861    $2,158,938
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization        13,075,545    12,071,467    10,574,311
   Provision(credit) for losses on
     accounts receivable                    45,000        30,000             -
   Provision(credit) for deferred
     income taxes                          552,000       (41,000)     (916,000)
   Gain on disposal of equipment          (464,552)     (126,590)     (161,193)
   Loss (gain) on sale of marketable
     securities                                  -        40,438      (625,969)
   Write-down in marketable securities   1,025,536             -             -
   Changes in operating assets and liabilities:
      Receivables                       (1,097,068)    4,296,971    (4,584,733)
      Prepaid expenses and supplies       (107,869)      253,784       209,508
      Accounts payable, accrued expenses,
         income taxes payable,
         and other liabilities             (71,118)    1,451,874     4,014,724
      Other assets                         (11,400)      137,329       (19,196)
Net cash provided by
  operating activities                  14,760,661    19,546,134    10,650,390

Investing activities
Purchases of property and equipment    (12,926,251)  (19,456,822)  (15,618,199)
Net increase (decrease)
  in restricted cash                      (176,806)   (1,440,000)       43,645
Purchases of marketable securities               -       (89,509)     (307,635)
Proceeds from sales of
  marketable securities                     50,000       103,313     1,205,020
Proceeds from equipment sales            1,538,650     5,333,239     6,551,567
Net cash used in
  investing activities                 (11,514,407)  (15,549,779)   (8,125,602)

Financing activities
Proceeds from long-term borrowings      11,045,720    16,358,829    15,907,421
Principal payments on long-term debt and
 capital lease obligations             (14,572,779)  (20,515,100)  (15,370,784)
Proceeds from exercise of stock options    102,684             -             -
Net effect stock recapitalization plan           -             -   (11,215,900)
Purchase of treasury stock                       -       (14,377)            -
  Net cash used in
    financing activities                (3,424,375)   (4,170,648)  (10,679,263)

Decrease in cash and cash equivalents     (178,121)     (174,293)   (8,154,475)
Cash and cash equivalents at
  beginning of year                      3,995,626     4,169,919    12,324,394
Cash and cash equivalents at
  end of year                           $3,817,505    $3,995,626    $4,169,919

See accompanying notes.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 1998

1. Nature of Operations and Summary of Significant Accounting Policies

Consolidation and Business - The consolidated financial statements include the accounts of Cannon Express, Inc. (The "Company"), and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company operates as an irregular route, truckload carrier.

Property and Equipment - Property and equipment are recorded at cost. For financial reporting purposes, the cost of such property is depreciated by the straight-line method. For tax reporting purposes, accelerated cost recovery methods are used. Gains on exchanges of revenue equipment are used to reduce the basis of the replacement equipment. Tires purchased with revenue equipment have been capitalized as a part of the cost of such equipment; however, replacement tires are expensed when placed in service.

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

Earnings per Share - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, effective June 30, 1998, and all earnings per share amounts disclosed herein have been calculated under the provisions of the SFAS No. 128. Basic earnings per share is computed based on the weighted average number of shares outstanding during the year, while diluted earnings per share is based on the weighted average number of shares adjusted to include common stock equivalents attributable to dilutive warrants and stock options. Earnings per share amounts for prior periods, as well as average shares outstanding, have been restated to give effect to a 1996 stock recapitalization plan, as more fully described in
Note 4.

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

Restricted cash of $2,386,832 and $2,210,026 at June 30, 1998 and 1997, respectively, represents certificates of deposit held as collateral for the Company's insurance activities.

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

Realized gains and losses, based on the specifically identified cost of the security, are included in net income.

The amortized cost and approximate fair values of noncurrent marketable equity securities classified as available-for-sale are as follows:

                                         June 30
                                    1998           1997

   Cost                           $584,322       $1,659,855
   Unrealized losses                     -         (828,058)
       Fair value                 $584,322       $  831,797

A single equity security accounted for approximately 95% of the fair value of marketable equity securities at June 30, 1998 and June 30, 1997.

Proceeds from sales of available-for-sale equity securities were $50,000, $103,313 and $1,205,020 for 1998, 1997 and 1996, respectively. Resultant gross gains (losses) of $(1,025,536), $(40,438), and $625,969 were recognized and included in net income for 1998, 1997 and 1996, respectively. At June 30, 1998, the Company recognized a loss on available-for-sale equity securities of $1,025,000. The Company's available-for-sale equity securities are recorded at their market value as of June 30, 1998.

Deferred income taxes (Note 3) related to the net change in unrealized appreciation (depreciation) on available-for-sale securities, shown in stockholders' equity, were approximately $0, ($886,000) and ($12,000) for 1998, 1997 and 1996, respectively.

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

Reclassification - Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 financial statement presentation. These reclassifications had no effect on net income.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Long-term Debt

                                                  June 30
                                            1998           1997
Equipment notes (1)                     $16,250,382    $23,195,615
Capitalized lease obligations (2)        32,312,203     28,894,029
                                         48,562,585     52,089,644
Less current portion                     18,794,463     16,696,510
                                        $29,768,122    $35,393,134

(1)Represents loans on revenue equipment, payable in various installments through 2002 with a weighted average interest rate of 6.9%. Revenue equipment having a book value of approximately $15,844,000 at June 30, 1998 is pledged as collateral. The carrying amount of equipment notes payable approximates fair value at June 30, 1998.

(2)Capitalized lease obligations are for revenue equipment with an aggregate net book value of approximately $31,294,000 at June 30, 1998. The leases have a weighted average interest rate of 6.3%. The leases extend from three to seven years and contain renewal or fixed price purchase options. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

Annual maturities of long-term debt, excluding capitalized lease obligations (Note 5) at June 30, 1998, are:

                          1999       $ 7,078,742
                          2000         4,694,609
                          2001         2,563,000
                          2002         1,914,031
                          2003                 -
                                     $16,250,382

Interest paid was approximately $3,203,000, $3,737,000 and $3,643,000 during 1998, 1997 and 1996, respectively.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


3. Federal and State Income Taxes

A reconciliation between the effective income tax rate and the statutory federal income tax rate is presented in the following table:
                                          Years ended June 30
                                      1998        1997      1996
Income taxes at the statutory
 federal rate of 34%              $  846,000  $ 571,000  $1,194,000
Federal income tax effects of:
  Equipment leasing transactions    (266,000)  (376,000)          -
  Other                               17,000     25,000    (177,000)
Federal income taxes                 597,000    220,000   1,017,000
State income taxes                    77,000     28,000     335,000
                                  $  674,000  $ 248,000  $1,352,000


                                                    June 30
                                              1998          1997
Total deferred tax assets                 $ 2,675,000    $2,480,000
Total deferred tax liabilities             (5,542,000)   (4,486,000)


The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                                    June 30
                                              1998          1997
Temporary Differences
Self-insurance accruals                  $  1,189,000  $  1,336,000
Allowance/valuation reserves                  419,000       380,000
Revenue recognition                           112,000       141,000
Prepaids and other                            155,000       (64,000)
  Net current deferred income tax asset  $  1,875,000  $  1,793,000
Depreciation                             $(17,517,000) $(15,181,000)
Revenue equipment leases                   12,372,000    11,065,000
Valuation of available-for-sale securities    393,000       317,000
  Net non-current deferred income tax
   liability                             $ (4,752,000) $ (3,799,000)


The Company made income tax payments of approximately $50,000, $209,000 and $1,087,000 during 1998, 1997 and 1996, respectively.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Common Stock

Recapitalization - In November 1992, the shareholders approved an amendment of the Certificate of Incorporation to (i) reclassify the existing common stock as Class A Common Stock; (ii) authorize a new non-voting Class B Common Stock; (iii) increase the authorized shares of common stock from 10 million to 20 million, consisting of 10 million shares of Class A Common Stock and 10 million shares of Class B Common Stock; and (iv) establish the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock.

During 1996, the Company's Board of Directors explored alternatives to increase shareholder value, and ultimately determined to eliminate the dual class common stock structure and to return to a single, publicly-traded class of common stock. On January 29, 1996, the Company announced that its Board of Directors had approved a recapitalization plan which would take private its Class B Common Stock and reclassify its two existing classes of common stock into a new, single class of publicly traded common stock. The Company's Class A Common Stock and Class B Common Stock were traded on the NASDAQ National Market System under the symbols CANXA and CANXB. The Company's common stock traded on the NASDAQ under the symbol CANX. Effective March 3, 1998, the Company's common stock began trading on the American Stock Exchange under the symbol AB.

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

Treasury Stock - In March 1990, the Board of Directors approved the purchase from time to time in open market transactions of up to 150,000 shares of common stock. As of June 30, 1998, 60,125 shares at an average price of $3.33 per share are included as treasury stock on the balance sheets. During the year ended June 30, 1997, 2,000 shares of treasury stock were purchased at an average price of $7.19 per share. No purchases were made in fiscal 1998 and 1996. Class B Common Shares previously held as treasury shares were canceled as a result of the recapitalization plan described above.

Stock Options - The Company has reserved 1,000,000 shares of Common Stock for issuance under the Company's Incentive Stock Option Plan. Options are granted for five to ten year terms and are exercisable in cumulative increments of 10 to 20% annually, commencing one year after the date of grant, except for certain options which vest 100% after five years from the date of grant.

Additionally, from time to time, the Company issues stock options to non-employee directors and a consultant. At June 30, 1998, there were 29,347 Common Stock Options outstanding for non-employee directors. These options have been included in the following summary information.
Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Common Stock (continued)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. There were no options granted during fiscal year 1998. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the effect on the Company's net income and earnings per share would not be materially different from amounts reported.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 50.6%; risk-free interest rate of 6.25% and expected lives range from 7 to 10 years.

Option transactions are summarized as follows (adjusted for all stock distributions, redemptions and splits):
                      1998            1997                     1996
                     Common          Common          Class A         Class B
                        Wt Avg           Wt Avg          Wt Avg          Wt Avg
                      Exercise         Exercise        Exercise        Exercise
                Options  Price   Options  Price  Options  Price  Options  Price
Outstanding at
  July 1        222,821  $4.66   178,157  $4.34   81,250  $4.34   98,250  $4.34
Granted               -      -    56,500   6.47        -      -        -      -
Exercised       (47,209)  2.17         -      -        -      -        -      -
Canceled              -      -   (11,836)  8.50        -      -        -      -
Converted to
  A Shares            -      -         -      -   96,907   4.34  (98,250)  4.34
Outstanding at
 June 30        175,612   $5.33  222,821  $4.66  178,157  $4.34        0  $   0
Weighted average
 remaining life   4.74 years
Exercisable at
 June 30        120,967          158,417         139,248               0
Weighted average
  price           $4.89
                      1998               1997                  1996
Price range at
 June 30        $1.93 to $7.59      $1.93 to $7.59        $1.93 to $8.50

Earnings Per Share
                                                 June 30
                                   1998            1997             1996
Average shares outstanding      3,170,775       3,147,458        3,147,652
Net effect of dilutive
 stock options                     82,156          85,605           98,745
Diluted shares outstanding      3,252,931       3,233,063        3,246,397
Net income for the period     $ 1,814,587     $ 1,431,861      $ 2,158,938
Basic earnings per share            $0.57           $0.45            $0.69
Diluted earnings per share          $0.56           $0.44            $0.67

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Leases and Commitments

The future minimum payments under capitalized leases at June 30, 1998, consisted of the following:

1999                                                  $13,311,897
2000                                                    9,236,180
2001                                                    2,616,959
2002                                                    3,787,532
2003                                                    1,505,477
Thereafter                                              6,550,193
Total minimum lease payments                           37,008,238
Amounts representing interest                           4,696,035
Present value of net minimum lease payments included
 in long-term debt($11,715,721 due in 1999) (Note 2)  $32,312,203

Assets held under capital leases are included in property, plant and equipment as follows:

                                             1998          1997
Revenue equipment                        $51,406,019  $46,212,586
Accumulated depreciation                  20,111,873   16,588,728
                                         $31,294,146  $29,623,858

During 1998 and 1996, the Company incurred capital lease obligations totaling approximately $11,046,000 and $11,629,000, respectively. No capital lease obligations were incurred in 1997.

Capitalized lease amortization is included in depreciation expense.

6. Related Party Transactions

The Company leases a facility from the majority stockholders of the Company. The lease provides for monthly rental payments of $3,000. Rent totaled $36,000, $30,000 and $24,000 for the years ended June 30, 1998, 1997 and
1996, respectively. The Company pays all insurance, taxes and maintenance costs with respect to the facility. The lease is cancelable by the Company on 30 days notice.

In September 1996, the Company entered into a receivables purchase agreement for up to $6 million of certain of its accounts receivable with CUSA, Inc., a limited partnership which includes Alice L. Walton as one of its partners. Ms. Walton, who owns approximately 9% of the outstanding shares of the Company, is a 9.9% limited partner in CUSA, Inc.

In 1996, the Company paid financial advisory fees totaling $600,000 to Llama Company in return for services rendered to the Company and to a special committee of its Board of Directors (See Note 4 Recapitalization). Alice L. Walton is the Chairman and General Partner of Llama.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Concentration of Business and Credit Risk

The Company provides services to customers throughout the United States and Canada. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have not been significant.

One unaffiliated customer (Wal-Mart Stores, Inc.) accounted for approximately 47%, 51%, and 50% of revenue for fiscal 1998, 1997 and 1996, respectively. Accounts receivable as of June 30 for this customer totaled approximately $3,040,000 and $5,760,000 for 1998 and 1997, respectively. A second unaffiliated major customer accounted for approximately 14%, 16%, and 10% of revenue in 1998, 1997 and 1996, respectively. Accounts receivable as of June 30 for this customer totaled approximately $1,454,000 and $2,420,000 for 1998 and 1997, respectively.


8. Profit-sharing Plan

The Company has a profit-sharing plan covering all employees who have been employed a minimum of one year and attained the age of twenty-one. The Company's contributions to the plan are determined annually by the Board of Directors. Contributions are limited to 10% of total compensation paid participants during the plan year. Participant interests are 100% vested after completion of three years of service. No contributions to the Plan were made in 1998, 1997 or 1996.


9. New Accounting Pronouncement

In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company has determined that the adoption of this statement will have no effect on its financial statements.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Quarterly Results of Operations (Unaudited)

                                                  Fiscal 1998

                            September 30  December 31    March 31     June 30

Operating revenue            $28,057,837  $30,884,078  $26,023,161  $24,279,922
Operating expenses and costs  26,590,610   28,214,790   24,716,760   23,297,013
Operating income               1,467,227    2,669,288    1,306,401      982,909
Other income (expense), net       98,808       77,929      104,865     (960,850)
Interest expense                 901,770      863,009      766,899      726,312
Income before income taxes       664,265    1,884,208      644,367     (704,253)
Income taxes                      43,000      654,000      248,000     (271,000)

Net income                   $   621,265  $ 1,230,208  $   396,367   $ (433,253)

Basic earnings per share           $0.20        $0.39        $0.13       $(0.14)
Average shares and share
 equivalents outstanding       3,146,552    3,167,621    3,176,097    3,192,861

Diluted earnings per share         $0.19        $0.38        $0.12       $(0.13)
Diluted shares and share
  equivalents outstanding      3,225,826    3,266,308    3,257,935    3,261,655

                                                  Fiscal 1997

                            September 30  December 31    March 31     June 30

Operating revenue            $27,562,855  $26,356,862  $25,426,960  $26,789,591
Operating expenses and costs  25,866,378   24,948,949   24,498,584   25,599,334
Operating income               1,696,477    1,407,913      928,376    1,190,257
Other income, net                 76,369       57,686       53,373       62,629
Interest expense                 936,315      937,439      943,973      975,492
Income before income taxes       836,531      528,160       37,776      277,394
Income taxes                     322,000      203,000       15,000     (292,000)

Net income                   $   514,531  $   325,160  $    22,776  $   569,394

Basic earnings per share           $0.16        $0.10        $0.01        $0.18
Average shares and share
  equivalents outstanding      3,147,652    3,147,652    3,147,430    3,147,099

Diluted earnings per share         $0.16        $0.10        $0.01        $0.18
Diluted shares and share
  equivalents outstanding      3,249,993    3,239,597    3,231,692    3,210,968

Independent Accountants' Report


Board of Directors and Stockholders
Cannon Express, Inc. and Subsidiaries
Springdale, Arkansas

In connection with our audit of the consolidated financial statements of CANNON EXPRESS, INC. AND SUBSIDIARIES for each of the two years in the period endced June 30, 1997, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Companies' management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes or complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

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


Year ended June 30, 1998:
 Deducted from assets accounts:
   Reserve for doubtful trade
     receivables     $183,411     $ 45,000                  $69,755(A) $158,656


Year ended June 30, 1997:
 Deducted from assets accounts:
   Reserve for doubtful trade
     receivables     $171,175     $ 30,000                  $17,764(A) $183,411


Year ended June 30, 1996:
 Deducted from assets accounts:
    Reserve for doubtful trade
      receivables    $141,175     $ 30,000                  $      (A) $171,175








(A)Uncollectible accounts written off, net of recoveries.

Shareholder Information

Form 10-K Availability

A copy of the 1998 Form 10-K filed with the Securities and Exchange Commission will be forwarded, upon request, to any shareholder. Requests should be directed to:

             Dean G. Cannon
             Cannon Express, Inc.
             P.O. Box 364
             Springdale, Arkansas  72765


Transfer Agent and Registrar

Continental Stock Transfer
  and Trust Company
2 Broadway, 19th Floor
New York, New York   10004


Stock Listing

American Stock Exchange
Symbol:
     AB


Independent Auditors

Arthur Andersen  LLP
Fayetteville, Arkansas

Communications Directory

Corporate Offices: Cannon Express, Inc., 1457 E. Robinson, Springdale, Arkansas 72764.
Mailing Address: Post Office Box 364, Springdale, Arkansas 72765.
Telephone: (501) 751-9209.