Form 10-Q
period 1998-09-30
CANNON EXPRESS INC
filed 1998-11-12
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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



Number of shares of $.01 par value common stock outstanding at October 30,
1998:       3,192,861

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES




PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of September 30, 1998 and June 30, 1998.......................1
Consolidated Statements of Income and Retained Earnings
  for the Three Months Ended September 30, 1998 and 1997...........3
Consolidated Statements of Cash Flows
  for the Three Months Ended September 30, 1998 and 1997...........4
Notes to Consolidated Financial Statements.........................5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations..............................6





PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings .......................................*
ITEM 2 -- Changes in Securities....................................*
ITEM 3 -- Defaults Upon Senior Securities..........................*
ITEM 4 -- Submission of Matters to a Vote of Security-Holders......*
ITEM 5 -- Other Information........................................*
ITEM 6 -- Exhibits and Reports on Form 8-K.........................9



*No information submitted under this caption.

PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                   September 30     June 30
                                                      1998            1998
                                                   (Unaudited)       (Note)
Assets
Current assets:
  Cash and cash equivalents                         $4,625,734     $3,817,505
  Receivables, net of allowance for doubtful
    accounts (September 30, 1998-$152,398;
    June 30, 1998-$158,656):
       Trade                                        10,403,468      9,582,372
       Other                                           175,825      1,473,937
  Prepaid expenses and supplies                      1,046,908      1,325,024
  Deferred income taxes                              1,821,000      1,875,000
Total current assets                                18,072,935     18,073,838

Property and equipment:
  Land, buildings and improvements                   1,210,138      1,210,138
  Revenue equipment                                 92,366,235     92,546,207
  Service, office and other equipment                2,842,271      2,743,709
                                                    96,418,644     96,500,054
  Less allowances for depreciation                  40,539,912     37,193,306
                                                    55,878,732     59,306,748
Other assets:
  Receivable from stockholders                          23,406         23,406
  Restricted cash                                    2,387,236      2,386,832
  Marketable securities                                489,363        584,322
  Other                                                452,384        511,332
Total other assets                                   3,352,389      3,505,892

                                                   $77,304,056    $80,886,478


Note: The balance sheet at June 30, 1998 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

                                                   September 30     June 30
                                                       1998           1998
                                                    (Unaudited)      (Note)
Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                            $1,650,099     $1,609,825
  Accrued expenses:
     Insurance reserves                              2,789,440      3,144,259
     Other                                           1,969,804      1,758,047
  Federal and state income taxes payable             2,706,597      2,208,632
  Current portion of long-term debt                 23,008,693     18,794,463
Total current liabilities                           32,124,633     27,515,226

Long-term debt, less current portion                22,166,161     29,768,122
Deferred income taxes                                4,179,000      4,752,000
Other liabilities                                       80,200        100,862

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,252,986 shares          32,530         32,530
  Additional paid-in capital                         3,720,988      3,720,988
  Retained earnings                                 15,259,206     15,197,014
  Unrealized depreciation on marketable
     securities, net of income taxes                   (58,398)             -
                                                    18,954,326     18,950,532
  Less treasury stock, at cost (60,125 shares)         200,264        200,264
                                                    18,754,062     18,750,268

                                                   $77,304,056    $80,886,478

Note: The balance sheet at June 30, 1998 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.





See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings

                                                       Three Months Ended
                                                          September 30
                                                       1998           1997
                                                           (Unaudited)
Operating revenue                                  $24,662,417    $28,057,837
Operating expenses and costs:
  Salaries, wages and fringe benefits                8,656,097      9,349,914
  Operating supplies and expense                     7,872,648      8,537,989
  Operating taxes and licenses                       1,315,407      1,397,485
  Insurance and claims                                 848,041      1,697,163
  Depreciation and amortization                      3,450,919      3,246,335
  Rents and purchased transportation                 1,098,621      2,002,322
  Other                                                574,640        359,402
                                                    23,816,373     26,590,610
Operating income                                       846,044      1,467,227

Other income (expense):
  Interest expense                                    (812,368)      (901,770)
  Other income                                          67,516         98,808
                                                      (744,852)      (802,962)

Income before income taxes                             101,192        664,265

Federal and state income taxes:
  Current                                              522,000        321,000
  Deferred                                            (483,000)      (278,000)
                                                        39,000         43,000
Net income                                              62,192        621,265
Retained earnings at beginning of period            15,197,014     13,382,427
Retained earnings at end of period                 $15,259,206    $14,003,692

Basic earnings per share                                 $0.02          $0.20
Average shares and share equivalents outstanding     3,192,861      3,146,522

Diluted earnings per share                               $0.02          $0.19
Diluted shares and share equivalents outstanding     3,244,877      3,225,826




See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                        Three Months Ended
                                                           September 30
                                                         1998         1997
                                                            (Unaudited)

Operating activities
Net income                                            $ 62,192      $ 621,265
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                     3,516,751      3,219,628
   Provision for losses on accounts receivable          15,000          7,500
   Credit for deferred income taxes                   (483,000)      (278,000)
   Loss (gain) on disposal of equipment                (65,338)        26,706
   Changes in operating assets and liabilities:
      Accounts receivable                              462,016       (183,877)
      Prepaid expenses and supplies                    278,119        205,660
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities           395,735      1,272,845
 Net cash provided by operating activities           4,181,475      4,891,727

Investing activities
Purchases of property and equipment                   (101,211)       (48,590)
Net increase in restricted cash                           (404)          (705)
Proceeds from sales of marketable securities                 -         50,000
Proceeds from equipment sales                          116,100          1,800
  Net cash provided by investing activities             14,485          2,505

Financing activities
Principal payments on long-term debt and
 capital lease obligations                          (3,387,731)    (2,839,822)
  Net cash used in financing activities             (3,387,731)    (2,839,822)

Increase in cash and cash equivalents                  808,229      2,054,410
Cash and cash equivalents at beginning of period     3,817,505      3,995,626

Cash and cash equivalents at end of period          $4,625,734     $6,050,036




See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 1998.



Note B - Net Income Per Share
                                                        Three Months Ended
                                                           September 30
                                                       1998           1997
                                                            (Unaudited)

Average shares outstanding                           3,192,861      3,146,522
Net effect of dilutive stock options                    52,016         79,304

Diluted shares outstanding                           3,244,877      3,225,826

Net income for the period                             $ 62,192      $ 621,265

Basic earnings per share                                  $.02           $.20

Diluted earnings per share                                $.02           $.19

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations --First Quarter

Operating revenue for the first quarter of fiscal 1999 (ended September 30, 1998 was $24,662,417 compared to $28,057,837 for the first quarter of fiscal 1998, representing a decrease of $3,395,420 or 12.1% for the period. At September 30, 1998, the Company's fleet consisted of 879 trucks and 2,538 trailers, while on September 30, 1997, the Company's fleet consisted of 906 trucks and 2,119 trailers. Logistics and intermodal revenue for the first quarter of fiscal 1999 decreased by $1,550,605, or 59.5%, over the comparable period in fiscal 1998. Although demand for the Company's services was strong, a continued shortage of qualified drivers impaired its ability to produce revenue.

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, increased as a percentage of revenue to 35.1% in the first quarter of fiscal
1999 from 33.3% in the comparable period of fiscal 1998.   Company drivers
were awarded approximately $243,000 in bonuses for the three-month period ended September 30, 1998 as compared with $225,000 awarded during the three-month period ended September 30, 1997.

Operating supplies and expenses, as a percentage of revenue, increased to 31.9% in the first quarter of fiscal 1999 from 30.4% in the comparable period of fiscal 1998. Operating taxes and licenses also increased to 5.3% of revenue in fiscal 1999 from 5.0% in fiscal 1998. Insurance and claims were 3.4% of revenue in fiscal 1999, decreasing from 6.0% in fiscal 1998, substantially due to lower insurance premiums and favorable claims experience. Depreciation and amortization increased to 14.0% of revenue in fiscal 1999 from 11.6% in the same period of fiscal 1998 due to new equipment
additions.   A gain on disposal of equipment of $65,338 was included in the first quarter of fiscal 1999 as compared to a loss of $26,706 in the first quarter of fiscal 1998. Rents and purchased transportation decreased to 4.5% of revenue in fiscal 1999 from 7.1% in fiscal 1998 due to a decrease in short-term trailer rentals.

Operating revenue for the first quarter of 1999 decreased by 12.1% over the comparable period of 1998, while operating expenses decreased by $2,774,237 or 10.4%. Accordingly, the Company's operating ratio increased to 96.6% in the first fiscal quarter of 1999 from 94.8% in the same period of fiscal 1998.

Interest expense increased slightly to 3.3% of revenue in the first quarter of fiscal 1999 from 3.2% recorded in the first quarter of fiscal 1998.

The Company's effective income tax rate increased to 38.5% of income before income taxes in fiscal 1999 from 6.5% in fiscal 1998. During fiscal 1998, income tax consequences of certain equipment leasing transactions were recorded in the financial statements in reliance on opinion of tax counsel.

Net income for the first quarter of fiscal 1999 ended September 30, 1998 was $62,192 ($.02 per share) compared to $621,265 ($.19 per share) during the comparable period of fiscal 1998, a decrease of $559,073 or 90.0% for the period.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Average fuel costs were 14 cents per gallon lower in the quarter ended September 30, 1998 than in the same period of the prior year. Historically, most increases have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Further cost increases or shortages of fuel could affect the Company's future profitability.

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

Operating activities provided cash flows of $4.2 million for the first three months of fiscal 1999 compared to $4.9 million for the same period of fiscal 1998. Cash flows from operations in the first quarter of fiscal 1999 were the result of $0.06 million in net income, $3.5 million in depreciation and $0.64 million provided by other working capital assets and liabilities. Investing activities provided net cash of $.014 million during the first three months of fiscal 1999 compared to $0.002 million for the same period of fiscal 1998. Financing activities used net cash of $3.4 million during the first quarter of fiscal 1999 compared to $2.8 million cash used in the first quarter of 1998.

The Company's working capital decreased by $4.7 million to a deficit of $14.1 million at September 30, 1998 from a deficit of $9.4 million at June 30, 1998. These deficits were due to the Company's decision to purchase equipment for cash in the quarter ended December 31, 1996. The Company has commitments from various lenders to finance these acquisitions in the future if it is determined that the Company has the need for additional working capital. Management has deviated from its past policy of maintaining large cash balances in an effort to reduce interest expense. Management believes that it is unlikely that the cost and availability of financing will be adversely affected by this working capital deficit in the near future.

The Company's current maturities of long-term debt includes approximately $14.4 million which will be due on final note or lease payments for revenue equipment. Approximately $12.9 million will be due for trucks which are planned to be traded in or sold during fiscal 1999. Historically, the Company has received slightly more in cash when equipment is sold than the amount paid on final note or lease payments. The Company expects that its obligation for these final equipment payments will be approximately offset by cash received when the equipment is sold.

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

Management of the Company intends, in the long-term, to continue to grow, however, the current shortage of qualified drivers for its trucks may limit the opportunity for expansion of its fleet. The Company may increase its logistics and intermodal activities, although Management of the Company believes that its best opportunities for growth may be the acquisition of one or more other trucking companies which compliment the Company's current business activities. At September 30, 1998, the Company did not have any non-cancelable commitments to purchase trucks or trailers, although it anticipates that its 1995 model trucks will be traded in for new models and its 1992 model trailers will be sold during fiscal 1999. Management believes that revenue generated from operations will continue to be sufficient to amortize obligations related to such replacement equipment. However, to the extent that such revenue is insufficient for this purpose, the Company may be required to rely on additional borrowings or equity offerings to meet its working capital needs.

Year 2000 Issues

The Company has completed an assessment of its internal systems with regard to Year 2000 compliance. All of its computer hardware and internal software is compliant. The Company will convert its EDI format to ASC X12, version 4010 which is year 2000 compliant during the fourth quarter of 1998. The Company's communication systems which include telephones, on-board computers for trucks, voice mail, and electronic mail (E-mail) are certified compliant, with the exception of the on-board computers installed on its trucks which are scheduled by the vendor to be compliant by early 1999.

The Company has assurances from its utilities providers of an implementation plan in place. Backup power generators are certified compliant. However, the Company's business requires that it operate in all regions of the United States, and the Company may rely indirectly on utility providers over which it has no control. Infrastructure failures could significantly reduce the Company's ability to serve its customers.

The Company's trucks are certified compliant for the year 2000 by the manufacturer. The Company has conducted a survey of other internal electronic devices which may have embedded technology likely to be affected by the Year 2000 and believes that no critical devices will fail.

The Company will seek written assurance from its customers and vendors of their Year 2000 compliance during the early part of 1999 to determine the extent of any effect on the Company's operations. The Company has not received written assurances from its significant customers and vendors that their systems will be timely converted and would not have an adverse effect on the Company. It is not possible at this time to quantify the amount of business that might be

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations - Cont'd

lost or other costs that could be incurred by the Company as a result of the Company's customers' and vendors' failure to remediate their Year 2000 issues.

The Company has not developed a contingency plan based on a possible worst-case scenario, and such scenario has not yet been clearly identified. The company currently plans to complete such analysis and contingency planning by September 30, 1999. The Company does not plan to engage an independent expert to evaluate its Year 2000 efforts.

The Company estimates that its cost of becoming Year 2000 compliant will be less than $50,000, with the majority of the expense accounted for in the cost of operations through June 30, 1998.

There can be no assurance that the Company's assessment of the Year 2000 risk will be accurate, and actual results could differ materially from those anticipated.


PART II   OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form-K

No reports on Form 8-K were filed during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CANNON EXPRESS, INC.
                                            (Registrant)


Date: November 12, 1998                 /s/ Dean G. Cannon
                                         President, Chairman of the Board,
                                           Chief Executive Officer and Chief
                                           Accounting Officer



Date: November 12, 1998                 /s/ Rose Marie Cannon
                                         Secretary, Treasurer and Director