Form 10-Q
period 1998-12-31
CANNON EXPRESS INC
filed 1999-02-16
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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


Number of shares of $.01 par value common stock outstanding at
February 5, 1999:    3,192,861

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES

PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of  December 31, 1998 and June 30, 1998...............................1
Consolidated Statements of Income and Retained Earnings
  for the Three Months and Six Months Ended December 31, 1998 and 1997.....3
Consolidated Statements of Cash Flows
  for the Six Months Ended December 31, 1998 and 1997......................4
Notes to Consolidated Financial Statements.................................5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations......................................6





PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ...............................................*
ITEM 2 -- Changes in Securities............................................*
ITEM 3 -- Defaults Upon Senior Securities..................................*
ITEM 4 -- Submission of Matters to a Vote of Security-Holders.............11
ITEM 5 -- Other Information................................................*
ITEM 6 -- Exhibits and Reports on Form 8-K................................11






*No information submitted under this caption.

PART 1.

ITEM 1.

Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                     December 31     June 30
                                                         1998          1998
                                                     (Unaudited)      (Note)
Assets
Current assets:
  Cash and cash equivalents                           $9,676,775    $3,817,505
  Receivables, net of allowance for doubtful accounts
   (December 31, 1998-$167,398; June 30, 1998-$158,656):
       Trade                                          10,003,847     9,582,372
       Other                                           2,054,111     1,473,937
  Prepaid expenses and supplies                          882,064     1,325,024
  Deferred income taxes                                1,725,000     1,875,000
Total current assets                                  24,341,797    18,073,838

Property and equipment:
  Land, buildings and improvements                     1,210,138     1,210,138
  Revenue equipment                                   86,874,439    92,546,207
  Service, office and other equipment                  2,852,850     2,743,709
                                                      90,937,427    96,500,054
  Less allowances for depreciation                    39,981,197    37,193,306
                                                      50,956,230    59,306,748
Other assets:
  Receivable from stockholders                            23,406        23,406
  Restricted cash                                      2,387,396     2,386,832
  Marketable securities                                  551,745       584,322
  Other                                                  596,428       511,332
Total other assets                                     3,558,975     3,505,892

                                                     $78,857,002   $80,886,478

Note: The balance sheet at June 30, 1998 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

                                                     December 31     June 30
                                                         1998          1998
                                                     (Unaudited)      (Note)
Liabilities and stockholders' equity
Current liabilities:
 Trade accounts payable                               $1,438,482    $1,609,825
 Accrued expenses:
   Insurance reserves                                  3,059,953     3,144,259
   Other                                               1,551,971     1,758,047
 Federal and state income taxes payable                3,524,175     2,208,632
 Current portion of long-term debt                    23,384,257    18,794,463
Total current liabilities                             32,958,838    27,515,226

Long-term debt, less current portion                  24,267,537    29,768,122
Deferred income taxes                                  3,091,000     4,752,000
Other liabilities                                         59,539       100,862

Stockholders' equity:
 Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,252,986 shares            32,530        32,530
 Additional paid-in capital                            3,720,988     3,720,988
 Retained earnings                                    15,119,066    15,197,014
 Unrealized depreciation on marketable
   securities, net of income taxes                      (192,232)            -
                                                      18,680,352    18,950,532
 Less treasury stock, at cost (60,125 shares)            200,264       200,264
                                                      18,480,088    18,750,268

                                                     $78,857,002   $80,886,478


Note: The balance sheet at June 30, 1998 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings

                               Three Months Ended         Six Months Ended
                                   December 31              December 31
                                1998        1997         1998         1997
                                   (Unaudited)              (Unaudited)

Operating revenue           $24,091,602  $30,884,078  $48,754,019  $58,941,915

Operating expenses and costs:
 Salaries, wages
  and fringe benefits         9,489,795    9,613,819   18,145,892   18,963,733
 Operating supplies
  and expenses                7,359,623    8,348,014   15,232,271   16,886,003
 Taxes and licenses           1,451,409    1,504,755    2,766,816    2,902,240
 Insurance & claims           1,419,018    1,314,732    2,267,059    3,011,895
 Depreciation and amort.      2,483,914    3,290,667    5,934,833    6,537,002
 Rents and purchased
  transportation                880,475    3,538,088    1,979,096    5,540,410
 Other                          546,917      604,715    1,121,557      964,117
                             23,631,151   28,214,790   47,447,524   54,805,400

Operating income                460,451    2,669,288    1,306,495    4,136,515

Other income(expense)
Interest expense               (748,908)    (863,009)  (1,561,276)  (1,764,779)
Other income                     60,317       77,929      127,833      176,737
                               (688,591)    (785,080)  (1,433,443)  (1,588,042)

Income before income taxes     (228,140)   1,884,208     (126,948)   2,548,473

Federal and state income taxes
 Current                        820,000      328,000    1,342,000      649,000
 Deferred                      (908,000)     326,000   (1,391,000)      48,000
                                (88,000)     654,000      (49,000)     697,000

Net income (loss)              (140,140)   1,230,208      (77,948)   1,851,473

Retained earnings at beginning
 of period                   15,259,206   14,003,692   15,197,014   13,382,427
Retained earnings at end
 of period                  $15,119,066  $15,233,900  $15,119,066  $15,233,900

Basic earnings(loss) per share   ($0.04)       $0.39       ($0.02)       $0.59
Average shares outstanding    3,192,861    3,167,621    3,192,861    3,157,072

Diluted earnings(loss) per share ($0.04)       $0.38       ($0.02)       $0.57
Diluted shares outstanding    3,219,236    3,266,308    3,232,057    3,246,067

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                          Six Months Ended
                                                             December 31
                                                          1998         1997
                                                             (Unaudited)

Operating activities
Net income (loss)                                     $  (77,948)  $ 1,851,473
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                        6,975,842     6,436,107
  Provision for losses on accounts receivable             30,000        15,000
  Provision (credit) for deferred income taxes        (1,391,000)       48,000
  Loss (gain) on disposal of equipment                (1,041,008)      100,895
  Changes in operating assets and liabilities:
    Accounts receivable                               (1,031,649)      262,428
    Prepaid expenses and supplies                        540,399       525,248
    Accounts payable, accrued expenses,
     taxes payable, and other liabilities                854,159     1,095,864
    Other assets                                               -       (11,400)
Net cash provided by operating activities              4,858,795    10,323,615

Investing activities
Purchases of property and equipment                     (114,290)   (1,019,783)
Purchases of marketable securities                      (280,000)            -
Net increase in restricted cash                             (564)         (751)
Proceeds from sales of marketable securities                   -        50,000
Proceeds from equipment sales                          2,306,120         7,150
Net cash provided by (used in) investing activities    1,911,266      (963,384)

Financing activities
Proceeds from long-term borrowing                      5,500,000             -
Principal payments on long-term debt and
 capital lease obligations                            (6,410,791)   (7,454,295)
Proceeds from exercise of stock options                        -        52,237
Net cash used in financing activities                   (910,791)   (7,402,058)

Increase in cash and cash equivalents                  5,859,270     1,958,173
Cash and cash equivalents at beginning of period       3,817,505     3,995,626

Cash and cash equivalents at end of period           $ 9,676,775   $ 5,953,799

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 1998.


Note B - Net Income Per Share

                                    Three Months Ended      Six Months Ended
                                        December 31            December 31
                                      1998        1997       1998        1997
                                        (Unaudited)            (Unaudited)

Average shares outstanding         3,192,861   3,167,621  3,192,861   3,157,072
Net effect of dilutive stock options  26,375      98,687     39,196      88,995

Diluted shares outstanding         3,219,236   3,266,308  3,232,057   3,246,067

Net income (loss) for the period   ($140,140) $1,230,208   ($77,948) $1,851,473

Basic earnings (loss) per share        ($.04)       $.39      ($.02)       $.59

Diluted earnings (loss) per share      ($.04)       $.38      ($.02)       $.57

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Second Quarter

Operating revenue for the second quarter of fiscal 1999 (ended December 31, 1998) was $24,091,602 compared to $30,884,078 for the second quarter of fiscal 1998, representing a decrease of $6,792,476 or 22.0% for the period. This decrease was due to a reduction in the amount of business the Company received from its major customer (Wal-Mart). In March of 1998 the Company made a decision not to continue some of the freight movements at the rates then being offered. Management of the Company believes that its longer-term interests will be best served by diversifying its customer base. During the second quarter of fiscal 1999, Wal-Mart revenue was $6,658,088 compared to $17,321,639 during the same period of fiscal 1998, representing a decrease of $10,663,554 for the period. Of this amount, approximately $1,550,000 was due to the loss of one lane which would not have been profitable at the rates being offered. The Company has hired 3 salespersons to replace the lost business, however, to date the shortfall in revenue has not been totally replaced. The Company also saw a decrease in its logistics and intermodal revenue from $3,935,231 for the second quarter of fiscal 1998 to $861,649 for the same period of fiscal 1999. This decrease was due to the Company's not offering the same amount of excess freight to other companies' trucks as in the prior year. The Company believes that its sales efforts will be rewarded in the future through higher rates and with equipment utilization returning to historical levels. At December 31, 1998, the Company's fleet consisted of 848 trucks and 2,345 trailers, while on December 31, 1997, the Company's fleet consisted of 904 trucks and 2,114 trailers.

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, increased as a percentage of revenue to 39.4% in the second quarter of fiscal 1999 from 31.1% in the second quarter of fiscal 1998. Company drivers were awarded approximately $256,000 in bonuses for the three-month period ended December 31, 1998 as compared with $234,000 awarded during the three-month period ended December 31, 1997. Additionally, an annual safety bonus of $337,000 was paid in December 1998, as compared to $209,000 paid in December 1997.

Operating supplies and expenses, as a percentage of revenue, increased to 30.5% in the second quarter of fiscal 1999 from 27.0% in the comparable period of fiscal 1998. This increase was mainly attributable to increased frequency and cost of repairs to older trucks compounding the time lost from hauling loads while those trucks were being repaired. Operating taxes and licenses also increased to 6.0% of revenue in fiscal 1999 from 4.9% in fiscal 1998. Insurance and claims were 5.9% of revenue in fiscal 1999, increasing from 4.3% of revenue in fiscal 1998. Depreciation and amortization decreased to 10.3% of revenue in fiscal 1999 from 10.7% in the same period of fiscal 1998. A gain on disposal of equipment of $975,670 was included in the second quarter of fiscal 1999 as compared to a loss of $74,189 in the second quarter of 1998. Rents and purchased transportation decreased to 3.7% of revenue in fiscal 1999 from 11.5% in fiscal 1998 due to decreased logistics operations. Other expenses were 2.3% of revenue in the second quarter of fiscal 1999 and 2.0% in the comparable period of fiscal 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Cont'd

Operating revenue for the second quarter of 1999 decreased by 22.0% over the comparable period of 1998, while operating expenses decreased by $4,583,639 or 16.2%. Accordingly, the Company's operating ratio increased to 98.1% in the second fiscal quarter of 1999 from 91.4% in the same period of fiscal 1998.

Interest expense increased to 3.1% of revenue in the second quarter of fiscal 1999 from 2.8% recorded in the second quarter of fiscal 1998.

The Company's effective income tax rate increased to 38.5% of income before income taxes during the second quarter of fiscal 1999 from 34.7% in the second quarter of fiscal 1998. During fiscal 1998, income tax consequences of certain equipment leasing transactions were recorded in the financial statements in reliance on opinion of tax counsel.

Net loss for the second quarter of fiscal 1999 ended December 31, 1998 was ($140,140) ($.04 loss per share) compared to net income of $1,230,208 ($.38 earnings per share) during the comparable period of fiscal 1998, a decrease of $1,370,348 or 111.4% for the period.

Results of Operations - Six Month Period

Operating revenue for the first six months of fiscal 1999 ended December 31, 1998 was $48,754,019 compared to $58,941,915 for the comparable period of fiscal 1998, representing a decrease of $10,187,896 or 17.3%. As in the three-month period, this decrease was mainly due to a reduction in the amount of business the Company received from its major customer (Wal-Mart). For the six-month period ended December 31, 1998, Wal-Mart revenue was $15,135,215 compared to $30,805,526 for the same period of fiscal 1998, representing a decrease of $15,670,311. Of this amount, approximately $3,060,000 was due to the loss of one lane which would not have been profitable at the rates being offered. Logistics and intermodal revenue for the six-month period of fiscal 1999 decreased by $4,624,187 over the comparable period in fiscal 1998. As in the three-month period, a continued shortage of qualified drivers and fewer trucks and loads to offer other companies available for contract work impaired the Company's ability to produce revenue. Operating income decreased to $1,306,495 in the six months ended December 31, 1998 from $4,136,515 during the comparable period of fiscal 1998.

Salaries, wages, and fringe benefits increased to 37.2% of revenues in the six-month period of fiscal 1999 from the 32.2% reported in the six-month period of fiscal 1998. Operating supplies and expenses increased to 31.2% of revenue in fiscal 1999 from 28.6% in fiscal 1998. The Company experienced an increase in the cost of operating its trucks as maintenance costs were incurred outside of warranty on its older fleet, although its fuel costs were lower by 14.4%. Taxes and licenses increased to 5.7% of revenue during fiscal 1999 from 4.9% in fiscal 1998. Insurance and claims were 4.6% of revenue in fiscal 1999, decreasing from 5.1% of revenue in fiscal 1998. Depreciation and amortization, as a percentage of revenue, increased to 12.2% of revenue in fiscal 1999 from 11.1% in the same period of fiscal 1998. A gain on disposal of equipment of $1,041,008 was included in the six-month period of fiscal 1999 as compared to a loss of $100,895 in the same period of 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Cont'd

Rents and purchased transportation decreased to 4.1% of revenue in the first six months of fiscal 1999 from 9.4% during the comparable period of fiscal 1998. As was the case in the three-month period, this decrease was caused primarily to the decreased logistics activities. Other expenses were 2.3% of revenue in the six-month period of fiscal 1999 and 1.6% in the comparable period of 1998.

Interest expense increased to 3.2% of revenue in the first six months of fiscal 1999 from 3.0% recorded in the first six months of fiscal 1998.

The Company's effective income tax rate increased to 38.5% of income before income taxes for the first six months of fiscal 1999 from 27.3% for the first six months of fiscal 1998. As in the three-month period, this benefit is a result of certain equipment leasing transactions consummated during the prior fiscal year.

Net loss for the first six months of fiscal 1999 ended December 31, 1998 was $77,948 ($.02 loss per share) compared to net income of $1,851,473 ($.57 earnings per share) during the comparable period of fiscal 1998, a decrease of $1,929,421 for the six-month period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Diesel fuel costs have declined during the first two quarters of fiscal 1999 over the same period of fiscal 1998. Fuel costs in the quarter ended December 31, 1998 were approximately 15.9% lower than in the same period of the prior year. For the six-month period of fiscal 1999, fuel costs were approximately 14.4% lower than in the six-month period of fiscal 1998. Historically, increases in fuel costs have been passed through to the Company.s customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Future cost increases or shortages of fuel could affect the Company.s future profitability.

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

Operating activities provided cash flows of $4.9 million for the first six months of fiscal 1999 compared to $10.3 million for the same period of fiscal 1998. Cash flows from operations in the first two quarters of fiscal 1999 were the result of $7.0 million in depreciation and $2.1 million used in other working capital assets and liabilities. Investing activities provided net cash of $1.9 million during the first six months of fiscal 1999 compared to $1.0 million net cash used in the same period of fiscal 1998. Financing activities used net cash of $.9 million during the first two quarters of

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Cont'd

fiscal 1999 compared to $7.4 million in fiscal 1997. During the second quarter of fiscal 1999, the Company entered into a sale/leaseback transaction for certain of its trucks which had been purchased for cash during the quarter ending December 31, 1996.

The Company's working capital at December 31, 1998 was a deficit of $8.7 million compared to a deficit of $9.4 million at June 30, 1998. These deficits are largely due to the Company's current maturities of long-term debt which includes approximately $15.5 million that will be due on final note or lease payments for revenue equipment. Approximately $13.9 million will be due for trucks which are planned to be traded in or sold during fiscal 1999. Historically, the Company has received slightly more in cash when equipment is sold than the amount paid on final note or lease payments. The Company expects that its obligation for these final equipment payments will be approximately offset by cash received when the equipment is sold. Management believes that it is unlikely that the cost and availability of financing will be adversely affected by this working capital deficit in the near future.

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

The Company was caught in a cycle of large demand for new trucks and long lead times for new truck orders. Due to the manufacturer's lead time for new trucks, the Company was unable to secure any replacement trucks on schedule and was forced to make expensive non-warranty repairs to its older equipment. The Company sold 28 trucks that were scheduled to be traded before taking delivery of the new replacement trucks in order to minimize expenses associated with those unmanned trucks, reducing its fleet to 848 trucks at December 31, 1998. This sale resulted in a gain of $256,974. The Company also sold 25 trucks in the quarter ended June 30, 1998 for the same reasons. The Company has 700 replacement trucks on order with deliveries beginning in February of 1999 and continuing incrementally through March of 2000 which will increase the Company's fleet to its former size of 905 trucks, net of trade-in units. The new truck specifications include features that afford the driver a higher level of comfort and appeal than the older models being traded in. Management believes that these new trucks, when placed in service, will reduce maintenance costs and time lost for repairs. Additionally, the Company is planning a new program to convert a portion of its drivers to owner-operators by helping high-quality drivers to lease or purchase one of the Company's trucks and be paid to operate it under a continuing contract with the Company to haul freight for its customers.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Cont'd

The Company also sold 192 of its 48 foot trailers resulting in a gain of $677,270. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments. The Company currently owns and operates 900 of the 53 foot trailers and 1445 of the 48 foot trailers.

Year 2000 Issues

The Company has completed an assessment of its internal systems with regard to Year 2000 compliance. All of its computer hardware and internal software is compliant. The Company will convert its EDI format to ASC X12, version 4010 which is year 2000 compliant. The Company's communication systems which include telephones, on-board computers for trucks, voice mail, and electronic mail (E-mail) are certified compliant, with the exception of the on-board computers which are scheduled by the vendor to be compliant by early
1999.

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

The Company will seek written assurance from its customers and vendors of their Year 2000 compliance during the early part of 1999 to determine the extent of any effect on the Company's operations. The Company has not received written assurances from its significant customers and vendors that their systems will be timely converted and would not have an adverse effect on the Company. It is not possible at this time to quantify the amount of business that might be lost or other costs that could be incurred by the Company as a result of the Company's customers' and vendors' failure to remediate their Year 2000 issues.

The Company believes that the most likely worst-case scenario which it may face would be the inability of one or more of its major customers to communicate electronically through EDI (Electronic Data Interchange). In that event, the Company believes that it would be able to continue its business as it did prior to EDI until those customers' systems return to normal.

The Company estimates that its cost of becoming Year 2000 compliant will be less than $50,000, with the majority of the expense accounted for in the cost of operations through June 30, 1998.

The Company subscribes to a service called Year 2000 Stocks via the internet at www.year2000stocks.com as one of the ways to stay abreast of the Year 2000 issues.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions made by management from information currently available to management. These statements address future plans, expectations and events or conditions concerning various matters such as the results of the Company's sales efforts as set forth in the discussion of results of operations, capital expenditures, litigation and capital resources, accounting matters, and Year 2000 readiness. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from those currently reported.


PART II   OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

On November 17, 1998, the Annual Meeting of Stockholders was held in Springdale, Arkansas. The only matter submitted to a vote of the stockholders was the reelection of Dean G. Cannon, Rose Marie Cannon, Uvalde
R. Lindsey, and Roy E. Stanley to the Company's current Board of Directors whose terms expired in 1998. Over 99% of the shares present or represented by proxy were voted in favor of management.s nominees.


ITEM 6. Exhibits and Reports on Form-K

No reports on Form 8-K were filed during the three months ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                CANNON EXPRESS, INC.
                                                   (Registrant)


Date: February 16, 1999                 /s/ Dean G. Cannon
                                            President, Chairman of the Board,
                                            Chief Executive Officer and Chief
                                            Accounting Officer



Date: February 16, 1999                 /s/ Rose Marie Cannon
                                            Secretary, Treasurer and Director