Form 10-Q
period 1999-03-31
CANNON EXPRESS INC
filed 1999-05-13
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Number of shares of $.01 par value common stock outstanding at April 30, 1999:
3,205,276

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES




PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of March 31, 1999 and June 30, 1998..................................1
Consolidated Statements of Income and Retained Earnings
  for the Three Months and Nine Months Ended March 31, 1999 and 1998......3
Consolidated Statements of Cash Flows
  for the Nine Months Ended March 31, 1999 and 1998.......................4
Notes to Consolidated Financial Statements................................5


ITEM 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations.....................................6

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk........11



PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ..............................................*
ITEM 2 -- Changes in Securities...........................................*
ITEM 3 -- Defaults Upon Senior Securities.................................*
ITEM 4 -- Submission of Matters to a Vote of Security-Holders.............*
ITEM 5 -- Other Information...............................................*
ITEM 6 -- Exhibits and Reports on Form 8-K................................11







*No information submitted under this caption.

PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                       March 31     June 30
                                                         1999         1998
                                                     (Unaudited)     (Note)
Assets
Current assets:
  Cash and cash equivalents                           $6,695,388   $3,817,505
  Receivables, net of allowance for doubtful accounts
    (March 31, 1999-$182,901; June 30, 1998-$158,656):
       Trade                                           8,928,171    9,582,372
       Other                                           1,978,794    1,473,937
  Prepaid expenses and supplies                        2,002,816    1,325,024
  Deferred income taxes                                1,439,000    1,875,000
Total current assets                                  21,044,169   18,073,838

Property and equipment:
  Land, buildings and improvements                     1,210,138    1,210,138
  Revenue equipment                                   86,624,015   92,546,207
  Service, office and other equipment                  2,884,476    2,743,709
                                                      90,718,629   96,500,054
  Less allowances for depreciation                    37,920,830   37,193,306
                                                      52,797,799   59,306,748
Other assets:
  Receivable from stockholders                            23,406       23,406
  Restricted cash                                      2,380,924    2,386,832
  Marketable securities                                  653,137      584,322
  Other                                                  513,121      511,332
Total other assets                                     3,570,588    3,505,892

                                                     $77,412,556  $80,886,478

Note: The balance sheet at June 30, 1998 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

                                                       March 31     June 30
                                                         1999         1998
                                                      (Unaudited)    (Note)
Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                              $1,557,998   $1,609,825
  Accrued expenses:
     Insurance reserves                                3,075,643    3,144,259
     Other                                             2,228,112    1,758,047
  Federal and state income taxes payable               2,354,051    2,208,632
  Current portion of long-term debt                   17,734,733   18,794,463
Total current liabilities                             26,950,537   27,515,226

Long-term debt, less current portion                  28,883,968   29,768,122
Deferred income taxes                                  3,594,000    4,752,000
Other liabilities                                         38,878      100,862

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,265,401 shares
    at March 31, 1999 and 3,252,986 shares at
    June 30, 1998                                         32,654       32,530
  Additional paid-in capital                           3,747,575    3,720,988
  Retained earnings                                   14,495,133   15,197,014
  Unrealized depreciation on marketable
     securities, net of income taxes                    (129,925)           -
                                                      18,145,437   18,950,532
  Less treasury stock, at cost (60,125 shares)           200,264      200,264
                                                      17,945,173   18,750,268

                                                     $77,412,556  $80,886,478

Note: The balance sheet at June 30, 1998 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings

                             Three Months Ended          Nine Months Ended
                                  March 31                    March 31
                              1999        1998           1999           1998
                                (Unaudited)                 (Unaudited)
Operating revenue         $22,700,681  $26,023,161   $71,454,700   $84,965,076

Operating expenses and costs:
 Salaries, wages and
  fringe benefits           9,187,979    8,511,473    27,333,871    27,475,206
 Operating supplies
  and expense               7,419,101    7,358,440    22,651,372    24,244,443
 Taxes and licenses         1,378,592    1,522,670     4,145,408     4,424,910
 Insurance & claims         1,002,206      991,838     3,269,265     4,003,733
 Depreciation and
  amortization              1,958,973    3,235,306     7,893,806     9,772,308
 Rents and purchased
  transportation            1,472,285    2,550,637     3,451,381     8,091,047
 Other                        653,779      546,396     1,775,336     1,510,513
                           23,072,915   24,716,760    70,520,439    79,522,160
Operating income (loss)      (372,234)   1,306,401       934,261     5,442,916

Other income (expense)

Interest expense             (743,133)    (766,899)   (2,304,409)   (2,531,678)
Other income                  101,434      104,865       229,267       281,602
                             (641,699)    (662,034)   (2,075,142)   (2,250,076)
Income(loss) before
 income taxes              (1,013,933)     644,367    (1,140,881)    3,192,840
Federal and state
 income taxes
  Current                  (1,059,000)    (180,000)      283,000       469,000
  Deferred                    669,000      428,000      (722,000)      476,000
                             (390,000)     248,000      (439,000)      945,000
Net income (loss)            (623,933)     396,367      (701,881)    2,247,840
Retained earnings at
 beginning of period       15,119,066   15,233,900    15,197,014    13,382,427
Retained earnings at
 end of period            $14,495,133  $15,630,267   $14,495,133   $15,630,267

Basic earnings (loss)
 per share                     ($0.19)       $0.13        ($0.22)        $0.71
Average shares outstanding  3,200,586    3,176,097     3,195,436     3,163,413

Diluted earnings (loss)
 per share                     ($0.19)       $0.12        ($0.22)        $0.69
Diluted shares outstanding  3,211,923    3,257,935     3,225,345     3,250,023

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                        Nine Months Ended
                                                             March 31
                                                         1999        1998
                                                            (Unaudited)


Operating activities
Net income (loss)                                     $(701,881)   $2,247,840
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                      10,280,521    9,688,790
   Provision for losses on accounts receivable            45,000       30,000
   Provision (credit) for deferred income taxes         (722,000)     476,000
   Loss (gain) on disposals of assets                 (2,386,713)      83,517
   Changes in operating assets and liabilities:
      Accounts receivable                                104,344     (619,424)
      Prepaid expenses and supplies                     (580,433)    (466,063)
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities             576,377      408,785
      Other assets                                             -      (11,400)
Net cash provided by operating activities              6,615,215   11,838,045

Investing activities
Purchases of property and equipment                   (7,152,787)  (1,781,832)
Investment in outside driver training facility          (280,000)           -
Net decrease (increase) in restricted cash                 5,908      (26,759)
Proceeds from sales of marketable securities                   -       50,000
Proceeds from equipment sales                          5,606,720        8,650
Net cash used in investing activities                 (1,820,159)  (1,749,941)

Financing activities
Proceeds from long-term borrowing                     12,506,871            -
Principal payments on long-term debt and
 capital lease obligations                           (14,450,755) (10,420,604)
Proceeds from exercise of stock options                   26,711      102,684
Net cash used in financing activities                 (1,917,173) (10,317,920)

Increase (decrease) in cash and cash equivalents       2,877,883     (229,816)
Cash and cash equivalents at beginning of period       3,817,505    3,995,626

Cash and cash equivalents at end of period           $ 6,695,388  $ 3,765,810

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the fiscal year ended June 30, 1998.


Note B - Net Income (Loss) Per Share

                                  Three Months Ended      Nine Months Ended
                                        March 31                March 31
                                    1999       1998         1999       1998
                                       (Unaudited)            (Unaudited)

Average shares outstanding       3,200,586   3,176,097   3,195,436   3,163,413
Net effect of dilutive
  stock options                     11,337      81,838      29,909      86,610

Diluted shares outstanding       3,211,923   3,257,935   3,225,345   3,250,023

Net income(loss) for the period  ($623,933)   $396,367   ($701,881) $2,247,840

Earnings (loss) per share           ($0.19)      $0.13      ($0.22)      $0.71

Diluted earnings (loss) per share   ($0.19)      $0.12      ($0.22)      $0.69

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Third Quarter

Operating revenue for the third quarter of fiscal 1999 (ended March 31, 1999) was $22,700,681 compared to $26,023,161 for the third quarter of fiscal 1998, a decrease of $3,322,480 or 12.8% for the period. This decrease was primarily due to a reduction in the amount of business the Company received from its major customer (Wal-Mart). In March of 1998 the Company made a decision not to continue some of the freight movements at the rates then being offered. Management of the Company believes that its longer-term interests will be best served by diversifying its customer base. During the third quarter of fiscal 1999, Wal-Mart revenue was $6,743,148 or 29.7% of total revenue compared to $10,776,167, or 41.4% of total revenue during the same period of fiscal 1998, representing a decrease of $4,033,019 for the period. The Company's average rate per mile decreased from $1.26 in the third quarter of fiscal 1998 to $1.22 in the comparable period of 1999. The Company has hired 3 salespersons to replace the lost business, however, to date the shortfall in revenue has not been totally replaced. The Company also saw a decrease in its logistics and intermodal revenue from $2,611,959 for the third quarter of fiscal 1998 to $1,375,792 for the same period of fiscal 1999. This decrease was due to the Company's need to retain freight for its own trucks and not offering the same amount of excess freight to other companies' trucks as in the prior year. The Company believes that its sales efforts will be rewarded in the future through higher rates and with equipment utilization returning to historical levels. At March 31, 1999, the Company's fleet consisted of 828 trucks and 2,342 trailers, while on March 31, 1998, the Company's fleet consisted of 904 trucks and 2,113 trailers.

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, increased as a percentage of revenue to 40.5% in the third quarter of fiscal 1999 from 32.7% in the third quarter of fiscal 1998. This increase was due to the lower per mile revenue and decreased revenue from intermodal and logistics operations. Company drivers were awarded approximately $208,000 in bonuses for the three-month period ended March 31, 1999 as compared with $212,000 awarded during the three-month period ended March 31, 1998.

Operating supplies and expenses, as a percentage of revenue, increased to 32.7% in the third quarter of fiscal 1999 from 28.3% in the comparable period of fiscal 1998. This increase was mainly attributable to increased frequency and cost of repairs to older trucks which compounded the revenue lost from hauling loads while those trucks were being repaired. Taxes and licenses increased to 6.1% of revenue in fiscal 1999 from 5.9% in fiscal 1998. Insurance and claims were 4.4% of revenue in fiscal 1999, increasing from 3.8% in fiscal 1998, primarily due to an increased incidence of weather-related accidents in the third quarter of fiscal 1999. Depreciation and amortization decreased to 8.6% of revenue in fiscal 1999 from 12.4% in fiscal 1998 due to a gain on sale of equipment of $1,345,706 which was realized in the third quarter of fiscal 1999 as compared to a gain of $17,377 in the third quarter of fiscal 1998. Rents and purchased transportation decreased to 6.5% of revenue in fiscal 1999 from 9.8% in fiscal 1998 due to decreased logistics operations. Other expenses were 2.9% of revenue in the third quarter of fiscal 1999 and 2.1% in the comparable period of 1998.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Operating revenue for the third quarter of 1999 decreased by 12.8% over the comparable period of 1998, while operating expenses decreased by $1,643,845 or 6.7%. Accordingly, the Company's operating ratio increased to 101.6% in the third fiscal quarter of 1999 from 95.0% in the same period of fiscal 1998.

Interest expense increased to 3.3% of revenue in the third quarter of fiscal 1999 from 2.9% recorded in the third quarter of fiscal 1998.

The Company's effective income tax rate was 38.5% of pre-tax net income in the third quarter of fiscal 1999 and in the third quarter of fiscal 1998.

Net loss for the third quarter of fiscal 1999 ended March 31, 1999 was ($623,933) ($.19 loss per diluted share) compared to net income of $396,367 ($.12 earnings per diluted share) during the comparable period of fiscal 1998, a decrease of $1,020,300 or 257.4% for the period.

Results of Operations - Nine Month Period

Operating revenue for the first nine months of fiscal 1999 ended March 31, 1999 was $71,454,700 compared to $84,965,076 for the comparable period of fiscal 1998, representing a decrease of $13,510,376 or 15.9%. As in the three-month period, the decrease in operating revenue over the same period of fiscal 1998 is primarily attributable to fewer shipments from the Company's major customer (Wal-Mart). For the nine months period ended March 31, 1999, Wal-Mart revenue totaled $21,878,362, or 30.6% of the Company's revenue, compared to $41,581,693, or 48.9% in the nine months period ended March 31, 1998. The Company, for the nine month period has been able to replace approximately 31% of its previous Wal-Mart business with freight from other customers. The Company's average rate per mile increased from $1.20 in the third quarter of fiscal 1998 to $1.24 in the comparable period of 1999. Logistics and intermodal revenue decreased by $5,860,354 for the nine-month period of fiscal 1999 over the comparable period of fiscal 1998. As in the three-month period, this decrease was due to the Company's need to retain freight for its own trucks and not offering the same amount of excess freight to other companies' trucks as in the prior year. Operating income decreased to 934,261 in the nine months ended March 31, 1999 from $5,442,916 during the comparable period of fiscal 1998.

Salaries, wages, and fringe benefits increased to 38.3% of revenues in the nine-month period of fiscal 1999 from the 32.3% reported in the nine-month period of fiscal 1998. This increase is primarily due to decreased revenue from intermodal and logistics operations. Operating supplies and expenses increased to 31.7% of revenue in fiscal 1999 from 28.5% in fiscal 1998. The Company experienced an increase in the cost of operating its trucks as maintenance costs were incurred outside of warranty on its older fleet. The higher maintenance cost was partially offset by lower average fuel cost of approximately 14 cents per gallon. Taxes and licenses increased to 5.8% of revenue during fiscal 1999 from 5.2% in fiscal 1998. Insurance and claims were 4.6% of revenue in fiscal 1999, decreasing from 4.7% in fiscal 1998.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Depreciation and amortization, as a percentage of revenue, decreased to 11.0% of revenue in fiscal 1999 from 11.5% in the same period of fiscal 1998. A gain on sale of equipment of $2,386,713 was included in the nine-month period of fiscal 1999 as compared to a loss of $83,518 in the same period of fiscal 1998. Rents and purchased transportation decreased to 4.8% of revenue in the first nine months of fiscal 1999 from 9.5% during the comparable period of fiscal 1998. As was the case in the three-month period, this decrease was caused primarily by the decreased logistics activities. Other expenses increased to 2.5% in the nine-month period of fiscal 1999 from 1.8% in the nine-month period of fiscal 1998.

Operating revenue for the nine-month period of 1999 decreased by 15.9% over the comparable period of 1998, while operating expenses decreased by $9,001,721 or 11.3%. Accordingly, the Company's operating ratio increased to 98.7% for the nine-month period in 1999 from 93.6% during the same period in 1998.

Interest expense increased to 3.2% of revenue in the first nine months of fiscal 1999 from 3.0% recorded in the first nine months of fiscal 1998.

The Company's effective income tax rate increased to 38.5% of income before income taxes for the first nine months of fiscal 1999 from 29.6% for the first nine months of fiscal 1998. During fiscal 1998, income tax consequences of certain equipment leasing transactions were recorded in the financial statements in reliance on opinion of tax counsel.

Net loss for the first nine months of fiscal 1999 ended March 31, 1999 was ($701,881) ($.22 loss per diluted share) compared to net income of $2,247,840 ($.69 earnings per diluted share) during the comparable period of fiscal 1998, a decrease of $2,949,721 or 131.2% for the nine-month period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Diesel fuel costs, as mentioned above, have declined during the first three quarters of fiscal 1999 over the same period of fiscal 1998. Fuel costs in the quarter ended March 31, 1999 were approximately 10 cents per gallon lower than in the same period of the prior year. For the nine-month period of fiscal 1999, fuel costs were approximately 14 cents per gallon lower than in the nine-month period of fiscal 1998. However, fuel costs, recently, have returned to approximately the same level as a year ago. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. There is no assurance that any future increases in fuel costs may be passed through to the Company's customers. Future cost increases or shortages of fuel could affect the Company's future profitability.
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

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

Operating activities provided cash flows of $6.6 million for the first nine months of fiscal 1999 compared to $11.8 million for the same period of fiscal 1998. Cash flows from operations in the first three quarters of fiscal 1999 were the result of $.7 million net loss, $10.3 million in depreciation offset by $2.4 million from gain on disposal of assets and $.6 million used in other working capital assets and liabilities. Investing activities used net cash of $1.8 million during the first nine months of fiscal 1998 compared to $1.7 million net cash used in the same period of fiscal 1998. Financing activities used net cash of $1.9 million during the first three quarters of fiscal 1999 compared to $10.3 million in fiscal 1998.

The Company's working capital at March 31, 1999 was a deficit of $5.9 million compared to a deficit of $9.4 million at June 30, 1998. This deficit is primarily due to final note or lease payments on equipment. This equipment will be sold or refinanced when these payments become due. Management believes that it is unlikely that the cost and availability of financing will be adversely affected by this working capital deficit in the near future.

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

The Company was caught in a cycle of large demand for new trucks and long lead times for new truck orders.  Due to the manufacturer's lead time for new trucks, the Company was unable to secure any replacement trucks on schedule and was forced to make expensive non-warranty repairs to its older equipment.
Through March 31, 1999 the Company has taken delivery of 100 new trucks and has sold 120 trucks, reducing its fleet to 828 at March 31, 1999. The Company has entered into an agreement to purchase 800 new trucks for its fleet with deliveries beginning in May of 1999 and continuing through  June of 2000.
The Company will sell approximately 725 of its older trucks, which will return the Company's fleet to its former size of  900 trucks.  The cost of the new trucks, net of trade-ins, will be approximately $37,691,000.  The new truck specifications include features that afford the driver a higher level of comfort and appeal than the older models being traded in. Management believes that these new trucks, when placed in service, will reduce maintenance costs and time lost for repairs.  Additionally, the Company is planning a new program for owner-operators to help high-quality drivers to lease/purchase a truck and be paid a percentage of the Company's revenue to operate it under a contract with the Company to haul freight for its customers.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

In December 1998, the Company sold 192 of its 48 foot trailers resulting in a gain of $677,270. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments. The Company currently owns and operates 898 of the 53 foot trailers and 1444 of the 48 foot trailers.

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

Although the Company believes that its systems would be Year 2000 compliant, in April of 1999, the Company determined that it would purchase new computer software for its business. This decision was made primarily due to the increased cost and inefficiency of maintaining the Company's own software. The new software requires that the Company also purchase new computer hardware. The new system will be certified Year 2000 compliant by the manufacturer of the computer and the developer of the software. Management believes that the new system will enable the Company to better manage its business and to utilize new technologies as they are developed.

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

The Company believes that the most likely worst-case scenario which it may face would be the inability of one or more of its major customers to communicate electronically through EDI (Electronic Data Interchange). In that event, the Company believes that it would be able to continue its business as it did prior to EDI until those customers' systems return to normal.

The Company estimates that its cost of becoming Year 2000 compliant will be less than $50,000, with the majority of the expense accounted for in the cost of operations through June 30, 1998.

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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report for fiscal year ended June 30, 1998 for details on the Company's long-term debt.

PART II   OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CANNON EXPRESS, INC.
                                              (Registrant)


Date: May 13, 1999                        /s/ Dean G. Cannon
                                           President, Chairman of the Board,
                                           Chief Executive Officer and Chief
                                           Accounting Officer



Date: May 13, 1999                        /s/ Rose Marie Cannon
                                           Secretary, Treasurer and Director