Form 10-K
period 1999-06-30
CANNON EXPRESS INC
filed 1999-09-24
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

Aggregate market value of voting stock held by non-affiliates of the registrant at August 31, 1999: $2,802,107.

Number of shares of common stock outstanding at August 31, 1999:
Common Stock - 3,205,276

Documents incorporated by reference: Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 16, 1999.

Part I

Item 1.  Business

Cannon Express, Inc. (the "Company" or "Registrant") is an irregular route, truckload carrier with headquarters in Springdale, Arkansas, transporting a wide range of general commodities in the United States pursuant to nationwide operating authorities granted by the Department of Transportation ("DOT"), and in Canada through operating authorities granted by the Canadian provinces. At June 30, 1999, the Company operated a fleet of 728 tractors and 2,314 trailers, and employed 941 people, none of whom is represented by a collective bargaining agreement.

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


During the fiscal year ended June 30, 1999, Wal-Mart Stores, Inc. ("Wal-Mart") accounted for 28.9% and International Paper, Inc. accounted for 13.14% of the Company's operating revenue. During the fiscal years ended June 30, 1998 and 1997, Wal-Mart accounted for 47.0% and 51.0%, respectively, and International Paper accounted for 14.4% and 15.8%, respectively, of operating revenue. In March of 1998 the Company made a decision not to continue some of the freight movements at the rates then being offered by Wal-Mart. Management of the Company believes that its longer-term interests will be best served by diversifying its customer base. The Company does not have long-term contracts with its customers, and, accordingly, there is no assurance that the current volume of business from these major customers will continue. Management believes that the sudden loss of a significant customer could have a material adverse effect on revenue, equipment utilization and operating efficiencies.


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

The Company has purchased new computer software for its business. This decision was made primarily due to the increased cost and inefficiency of maintaining the Company's own software. The new software requires that the
Company also purchase new computer hardware.   The  new  system will be
certified Year 2000 compliant by the manufacturer of the computer and the developer of the software. Management believes that the new system will enable the Company to better manage its business and to utilize new technologies as they are developed. The Company expects to convert its systems during the second half of calendar year 1999.

Drivers and Other Employees

As of June 30, 1999, the Company employed 700 drivers and driver trainees. All drivers are selected in accordance with Company guidelines relating primarily to safety record, driving experience and personal evaluation. The Company requires all drivers to meet experience requirements or to satisfactorily complete a training program, which pairs a trainee with one of the Company's proven driver trainers. Trainees sharpen the skills necessary for success and are evaluated daily by their trainer. Once selected, a driver or driver trainee is instructed in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of the equipment.

The Company's drivers are compensated on the basis of miles driven, loading, unloading and delivery stops, plus bonuses. Base pay per mile increases with a driver's completion of a specified number of miles safely driven. Effective July 1, 1997, the Company increased its mileage pay scale by a minimum of 3 cents per mile and implemented a graduated scale for newly hired drivers based on their past experience. Additionally, those drivers who qualified received a 2 cent per mile performance bonus paid quarterly in fiscal 1998, as compared to a 5 cents per mile performance bonus paid quarterly in fiscal 1997. Company drivers who qualify are also paid an annual safety bonus. Company drivers were awarded approximately $1,300,000 in performance and safety bonuses during fiscal 1999 as compared with approximately $1,150,000 awarded during fiscal 1998.

Like other truckload carriers, the Company experiences significant driver turnover. The Company experienced a shortage of qualified drivers during fiscal 1999. Management anticipates that competition for qualified drivers will intensify. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements, however, no assurance can be made that the Company will not experience a shortage of drivers in the future. In order to improve its operating results, the Company is implementing a new program in which owner-operators may qualify to lease/purchase a truck and be paid a percentage of the Company's revenue to operate it under a contract with the Company to haul freight for its customers. Management believes that an owner-operator fleet will improve results in the Company's driver retention efforts. Additionally, certain costs associated with truck ownership will pass from the Company to the owner-operator.

As of June 30, 1999, the Company employed:
                                                        1999    1998
     Drivers and Driver Trainees                         700     843
     Management                                           16      16
     Operations, Marketing, and Administration           142     162
     Maintenance and Repair                               89      81
     Total                                               941   1,102


Management considers relations with its employees to be satisfactory and has not experienced collective bargaining efforts in the past, nor does it anticipate any collective bargaining by employees in the future. The Company has a 401(K) plan for its drivers and other employees. Company contributions, if any, are determined annually by its Board of Directors.

Tractors and Trailers

At June 30, 1999, the fleet consisted of 728 tractors and 2,314 trailers, compared to 880 tractors and 2,561 trailers at June 30, 1998. During the fiscal year ended June 30, 1999, 252 tractors were sold and 100 new tractors were added to the fleet. The Company was caught in a cycle of large demand for new trucks and long lead times for new truck orders. Due to the manufacturer's lead time for new trucks, the Company was unable to secure any replacement trucks on schedule and was forced to make expensive non-warranty repairs to its older equipment. The Company has entered into an agreement to purchase 800 new trucks for its fleet with deliveries beginning in July of 1999 and continuing through June of 2000. The Company will sell approximately 625 of its older trucks, which will return the Company's fleet to its former size of 900 trucks. The cost of the new trucks, net of trade-ins, will be approximately $40,541,000. The new truck specifications include features that afford the driver a higher level of comfort and appeal than the older models being traded in. Management believes that these new trucks, when placed in service, will reduce maintenance costs and time lost for repairs.
In order to improve its operating results, the Company is implementing a new program in which owner-operators may qualify to lease/purchase a truck and be paid a percentage of the Company's revenue to operate it under a contract with the Company to haul freight for its customers. Management believes that an owner-operator fleet will improve results in the Company's driver retention efforts. Additionally, certain costs associated with truck ownership will pass from the Company to the owner-operator. The Company sold 247 trailers with no new trailers added during the fiscal year ended June 30, 1999.

Tractors are acquired primarily with driver comfort, fuel efficiency and overall economy in mind. All tractors operated by the Company are conventionals, rather than cab-overs. Management believes that this type of tractor will provide the driver greater comfort and will require less overall maintenance because of the tractor's easier ride on the road. As of June 30, 1999, substantially all of the Company's tractors were manufactured by International, while trailers were manufactured by Pines. The Company has negotiated extended warranties on many of its tractors and intends to trade-in such tractors on approximately a three-year cycle. Manufacturers of tractors are required to certify to the Company that new tractors meet federal emissions standards. All trailers in the fleet measure 48 or 53 feet in length by 102 inches in width.

The Company has a comprehensive preventive maintenance program for its tractors and trailers. Inspections and different levels of repair or maintenance are performed at regular intervals. At each inspection, diagnostic tests are performed to ensure proper operation of equipment.


The following table shows the type and age of equipment operated by the Company at June 30, 1999:


            MODEL          OVER-the-ROAD   48-FOOT     53-FOOT
             YEAR            TRACTORS     TRAILERS    TRAILERS
            1999                100           -           -
            1998                  -           -         598
            1997                225           -         298
            1996                325         297           -
            1995                 74         681           -
            1994                  -         180           -
            1993                  -         247           -
            1990 thru 1983        4          13           -
                                728       1,418         896


Fuel

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Both the availability and the cost of diesel fuel are influenced by economic and political events not within the Company's control. The Company does not presently participate in any program to insure price stability. During fiscal 1999, the Company's average fuel costs were approximately 10 cents per gallon lower than in fiscal 1998. However, fuel costs have increased recently and are approximately 10 cents per gallon higher than they were at June 30, 1999. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. There is no assurance that any future increases in fuel costs may be passed through to the Company's customers. Future cost increases or shortages of fuel could affect the Company's future profitability.


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

The Company maintains cargo loss and damage insurance and collision coverage on owned or leased equipment. In addition, with the assistance of its third-party administrator, workers' compensation claims are self-insured up to
$300,000.   The Company also has excess general liability coverage in amounts substantially exceeding minimum legal requirements and believed to be sufficient to protect the Company against material loss. Management believes that current insurance coverage adequately protects the Company from liability arising from normal operations. Although coverage is currently available from multiple sources, a material decrease in availability, or a substantial increase in costs, could have a material adverse effect on the Company's profitability.

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


Item 3.  Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position. Additionally, the Company has been charged by the Equal Employment Opportunity Commission ("EEOC") with discriminatory hiring practices. The Company is unable to predict the final outcome of this charge or the range of any possible penalties imposed.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) Prior to March 3, 1998 the Company's common stock was traded on the NASDAQ National Market System under the symbol CANX.

     On March 3, 1998, the Company transferred its listing from the NASDAQ National Market System to the American Stock Exchange under the symbol AB.

     The range of high and low sales prices for the last eight fiscal quarters is as follows:

                                              COMMON STOCK
                                           HIGH          LOW

     YEAR ENDED JUNE 30, 1998:

     First Quarter                     $  8  5/8     $ 6  3/16
     Second Quarter                      10  1/2       7  1/4
     Third Quarter                       12  1/8       8  3/8
     Fourth Quarter                      10  1/4       7  5/8


     YEAR ENDED JUNE 30, 1999:

     First Quarter                      $ 8  9/16    $ 6  5/8
     Second Quarter                       6  1/2       4  7/8
     Third Quarter                        6  3/8       2
     Fourth Quarter                       4  1/2       2  1/4


(b) The approximate number of holders of common stock as of August 31, 1999 was 1600.

(c) The Company has not paid any dividends on its Common Stock. The present policy of the Company is to retain cash earnings to provide funds for operations and expansion of the Company's business.

Item 6.  Selected Financial Data

The following table provides a summary of selected financial data for Cannon Express, Inc.

                                     FISCAL YEAR ENDED JUNE 30,
                            1999       1998      1997       1996      1995
                                (in thousands except per share data)

Operating Revenue         $95,213   $109,245   $106,136   $89,991   $79,030

Income (loss) before
  cumulative effect of
  change in accounting
  principle                  (487)     1,815      1,432     2,159     6,016


Basic earnings (loss) per share(1 & 2):

Income (loss) before
  cumulative effect
  of change in accounting
  principle                  (.15)       .57        .45       .69      1.91


Total assets              $75,968    $80,886    $81,188   $84,358   $77,263


Long term debt,
less current portion      $25,999    $29,768    $35,393   $43,964   $35,353


(1) Earnings per share have been restated to give effect to the stock recapitalization effected on April 10, 1996.

(2) Basic earnings per share is computed based on the weighted average number of shares outstanding during the year.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following table sets forth the percentage relationship of certain revenue and expense items for the fiscal years indicated.

                                                    Percentages of
                                                  Operating Revenue
                                                  Year Ended June 30,

                                                1999      1998      1997
Operating revenue                              100.0%    100.0%    100.0%

Operating expenses and costs:
  Salaries, wages and fringe benefits           37.9%     33.1%     34.0%
  Operating supplies and expenses               31.5      28.7      31.0
  Operating taxes and licenses                   5.8       5.4       5.9
  Insurance and claims                           4.5       4.7       5.3
  Depreciation and amortization                 10.4      11.5      11.3
  Rents and purchased transportation             5.5       8.7       6.0
  Other                                          2.4       2.0       1.6
    Total operating expenses                    98.0      94.1      95.1
Operating income                                 2.0       5.9       4.9
Other income (expense):
  Interest and dividend income                   0.4       0.3       0.3
  Gain (loss) on marketable securities          (0.0)     (0.9)      0.0
  Interest expense                              (3.2)     (3.0)     (3.6)
Income (loss) before income taxes               (0.8)      2.3       1.6
Income taxes                                    (0.3)      0.6       0.3
Net income (loss)                               (0.5)%     1.7%      1.3%

RESULTS OF OPERATIONS:

Fiscal year ended June 30, 1999 compared to Fiscal year ended June 30, 1998

Operating revenue for fiscal 1999 decreased 12.8% or $14,032,090 to $95,212,908. This decrease was primarily due to a reduction in the amount of business the Company received from its major customer (Wal-Mart). In March of 1998 the Company made a decision not to continue some of the freight movements at the rates then being offered. Management of the Company believes that its longer-term interests will be best served by diversifying its customer base. During fiscal 1999, Wal-Mart revenue was $27,528,084 or 28.9% of total revenue compared to $51,479,789, or 47.0% of total revenue during the same period of fiscal 1998, representing a decrease of $23,951,705 for the period. The Company has hired 3 salespersons to replace the lost business, however, to date the shortfall in revenue has not been totally replaced. The Company also saw a decrease in its logistics and intermodal revenue from $11,038,945 in fiscal 1998 to $5,248,368 in fiscal 1999. This decrease was due to the Company's need to retain freight for its own trucks and not offering the same amount of excess freight to other companies' trucks as in the prior year. The Company believes that its sales efforts will be rewarded in the future through higher rates and with equipment utilization returning to historical levels.

Salaries, wages and fringe benefits decreased .1% or $42,645 to $36,083,271 in fiscal 1999.

Operating supplies and expenses decreased 4.6% or $1,429,508 to $29,947,122 in fiscal 1999. Fuel costs for the fiscal year ended June 30, 1999 averaged 10 cents per gallon lower than in the comparable period of fiscal 1998, which together with a decrease in total miles driven of 9,570,602, decreased operating expense by approximately $2,660,000 during the 12 month period. Maintenance costs increased 10.61% due to the average age of the Company's equipment.

Operating taxes and licenses decreased 5.4% or $317,444 to $5,538,612 in fiscal 1999 primarily due to lower fuel taxes as the result of fewer miles driven.

Insurance and claims decreased 17.4% or $899,220 to $4,263,032 in fiscal 1999 due to lower insurance premiums and favorable claims experience.

Depreciation and amortization decreased 21.8% or $2,744,384 to $9,866,614 in fiscal 1999. This decrease is due to a gain on sale of equipment of $3,211,610 which was realized in fiscal 1999 as compared to a gain of $464,552 in fiscal 1998.

Rents and purchased transportation decreased 45.1% or $4,274,757 to $5,202,381 in fiscal 1999 due primarily to decreased logistics activities.

The Company's operating ratio increased to 98.0% for fiscal 1999 from 94.1% for the prior year, reflecting a decline of 3.9% for the period. This decline was primarily attributable to higher maintenance costs during fiscal 1999.

Interest expense decreased 7.8% or $253,020 in fiscal 1999 due to lower average debt balances.

The Company's effective income tax rate increased to 35.4% of income before income taxes in fiscal 1999 from 27.1% in fiscal 1998. During fiscal 1998, income tax consequences of certain equipment leasing transactions were recorded in the financial statements in reliance on opinion of tax counsel.

Net loss for fiscal year ended June 30, 1999 was $(487,384) ($.15 loss per diluted share) compared to net income of $1,814,587 ($.56 earnings per diluted share) during fiscal 1998, a decrease of $2,301,971 or 126.9%.

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

Operating supplies and expenses decreased 4.5% or $1,474,068 to $31,376,630 in fiscal 1998. Fuel costs for the fiscal year ended June 30, 1998 averaged 13 cents per gallon lower than in the comparable period of fiscal 1997, which together with a decrease in total miles driven of 8,316,204, decreased operating expense by approximately $3,470,000 during the 12 month period. Maintenance costs increased 19.0% due to the average age of the Company's equipment.

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

Cash flows from Operations - Operating activities provided cash of $10.9 million and $14.8 million in fiscal 1999 and 1998, respectively. Net cash flows from operations in fiscal 1999 were primarily the result of $0.5 million net loss, $13.1 million in depreciation offset by 3.2 million from gain on disposal of assets, and a $1.5 million increase in accounts payable and other liabilities.

Cash flows from Investing Activities - Investing activities provided net cash of $0.7 million in fiscal 1999 and used net cash of $11.5 million in fiscal 1998. Purchases of new equipment totaling $7.1 million was offset by $7.8 million in equipment sales and other investing activities for 1999.
Purchases of new equipment totaling $12.9 million was offset by $1.4 million in equipment sales and other investing activities for 1998.

Cash flows from Financing Activities - Financing activities used net cash of $5.7 and $3.4 million in fiscal 1999 and 1998, respectively.

Working capital needs have been met primarily from cash generated from operations. During the fiscal year ended June 30, 1999, cash provided by operating activities was $10,877,203, down from $14,760,661 for the prior fiscal year ended June 30, 1998. The current ratio increased from 0.66 at June 30, 1998 to 0.89 at June 30, 1999. Working capital increased by $6.5 million to a deficit of $2.9 million at June 30, 1999 from a deficit of $9.4 million at June 30, 1998. The deficit at June 30, 1999 is primarily due to final note or lease payments on equipment. This equipment will be sold or refinanced when these payments are due. Management believes that it is unlikely that the cost and availability of financing will be adversely affected by this working capital deficit in the near future.

The Company was caught in a cycle of large demand for new trucks and long lead times for new truck orders. Due to the manufacturer's lead time for new trucks, the Company was unable to secure any replacement trucks on schedule and was forced to make expensive non-warranty repairs to its older equipment. During fiscal 1999, the Company has taken delivery of 100 new trucks and has sold 252 trucks, reducing its fleet to 728 at June 30, 1999. The Company has entered into an agreement to purchase 800 new trucks for its fleet with deliveries beginning in July of 1999 and continuing through June of 2000. The Company will sell approximately 625 of its older trucks, which will return the Company's fleet to its former size of 900 trucks. The cost of the new trucks, net of trade-ins, will be approximately $40,541,000. The new truck specifications include features that afford the driver a higher level of comfort and appeal than the older models being traded in. Management believes that these new trucks, when placed in service, will reduce maintenance costs and time lost for repairs. In order to improve its operating results, the Company is implementing a new program in which owner-operators may qualify to lease/purchase a truck and be paid a percentage of the Company's revenue to operate it under a contract with the Company to haul freight for its customers. Management believes that an owner-operator fleet will improve results in the Company's driver retention efforts. Additionally, certain costs associated with truck ownership will pass from the Company to the owner-operator.

Inflation

Inflation continues to have a minimal impact on operations.

Seasonality

In the trucking industry generally, results of operations show a seasonal pattern because customers reduce shipments during the winter. The Company's operating efficiency historically decreases during the winter months due to increased maintenance costs, reduced fuel efficiency, detours and delays for weather.

Year 2000 Issues

The Company has completed an assessment of its internal systems with regard to Year 2000 compliance and has determined that its computer hardware and critical software applications are compliant. The Company will convert its EDI format to ASC X12, version 4010 which is year 2000 compliant. The Company's communication systems which include telephones, on-board computers for trucks, voice mail, and electronic mail (E-mail) are certified compliant.


Although the Company believed that its systems would be Year 2000 compliant, in April of 1999, the Company determined that it would purchase new computer software for its business. This decision was made primarily due to the increased cost and inefficiency of maintaining the Company's own software. The new software requires that the Company also purchase new computer
hardware.   This new computer system will cost approximately $900,000;
however, the Company has entered into a lease agreement to fund this purchase. The new system will be certified Year 2000 compliant by the manufacturer of the computer and the developer of the software. Management believes that the new system will enable the Company to better manage its business and to utilize new technologies as they are developed. The Company expects to convert its systems during the fourth quarter of calendar year 1999. The Company will continue to operate its old system for archival purposes. In the event the new software does not perform as expected, the old system will be available for backup.

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

The Company has requested written assurance from its customers and vendors of their Year 2000 compliance to determine the extent of any effect on the Company's operations. The Company has not received written assurances from its significant customers and vendors that their systems will be timely converted and would not have an adverse effect on the Company. It is not possible at this time to quantify the amount of business that might be lost or other costs that could be incurred by the Company as a result of the Company's customers' and vendors' failure to remediate their Year 2000 issues.

The Company believes that the most likely worst-case scenario which it may face would be the inability of one or more of its major customers to communicate electronically through EDI (Electronic Data Interchange). In that event, the Company believes that it would be able to continue its business as it did prior to EDI until those customers' systems return to normal.

The Company estimates that its cost of becoming Year 2000 compliant will be less than $50,000, with the majority of the expense accounted for in the cost of operations through June 30, 1999.

The Company's contingency plans relative to the Year 2000 have not been finalized. These plans are evolving as the testing of systems progresses. During the testing and conversion phase, management will develop and modify a worst-case scenario contingency plan based on testing and conversion results.

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

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 2 of the Notes to Consolidated Financial Statements for details on the Company's long-term debt.

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

The reports of Baird, Kurtz & Dobson on the financial statements of the Company for the fiscal year ended June 30, 1997 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company's financial statements for the fiscal year ended June 30, 1997, and in the subsequent interim period prior to the dismissal of Baird, Kurtz & Dobson, there were no disagreements with Baird, Kurtz & Dobson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Baird, Kurtz & Dobson, would have caused it to make reference to the subject matter of the disagreement in its report.

Part III

Item 10.  Directors and Executive Officers of Registrant

Certain information about directors and executive officers of the Company is set forth below:


     Name                 Age                   Position
     Dean G. Cannon        58        President and Chairman of the Board
     Rose Marie Cannon     58        Secretary, Treasurer and Director
     Larry L. Patrick      54        Vice President
     Duane Wormington      42        Vice President of Finance

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

Duane Wormington has been Vice-President of Finance of Cannon Express Corp. from 1987 to the present. Mr. Wormington is a graduate of Southwest Baptist University in Bolivar, Missouri and is a Certified Public Accountant.

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

Based solely upon a review of the copies of such reports furnished to the Company, or written representations from certain reporting persons, the Company believes that, during the 1999 fiscal year, all filing requirements were complied with as they apply to its officers, directors and greater than 10% beneficial owners. The remainder of this item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 16, 1999.

Item 11.  Executive Compensation

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 16, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 16, 1999.

Item 13.  Certain Relationships and Related Transactions

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 16, 1999.

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 24th day of September, 1999.

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


By:   /s/ Rose Marie Cannon              By: /s/  Roy E. Stanley
      Rose Marie Cannon                      Roy E. Stanley
      Director, Secretary and Treasurer      Director


By:   /s/ Uvalde R. Lindsey
      Uvalde R. Lindsey
      Director




FORM 10-K-ITEM 8, ITEM 14(a)(1) AND (2)CANNON EXPRESS, INC., AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Cannon Express, Inc., and Subsidiaries are included in Item 8:

     Independent Accountants' Reports

     Consolidated Balance Sheets as of June 30, 1999 and 1998.

     Consolidated Statements of Income for the years ended June 30, 1999, 1998 and 1997.

     Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements-June 30, 1999.

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




Report of Independent Public Accountants



To the Board of Directors and Stockholders of Cannon Express, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Cannon Express, Inc. and Subsidiaries (a Delaware corporation) as of June 30, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Cannon Express, Inc. and Subsidiaries for the year ended June 30, 1997, were audited by other auditors whose report dated August 20, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cannon Express, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index as item 14(d) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                     ARTHUR ANDERSEN LLP

Fayetteville, Arkansas
July 28, 1999


Independent Accountants' Report



Board of Directors and Stockholders
Cannon Express, Inc. and Subsidiaries
Springdale, Arkansas

We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of CANNON EXPRESS, INC. AND SUBSIDIARIES for the year ended June 30, 1997. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CANNON EXPRESS, INC. AND SUBSIDIARIES for the year ended June 30, 1997, in conformity with generally accepted accounting principles.




                                   BAIRD, KURTZ & DOBSON

Fayetteville, Arkansas
August 20, 1997



Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                       June 30      June 30
                                                         1999         1998


Assets
Current assets:
  Cash and cash equivalents                           $9,683,794   $3,817,505
  Receivables, less allowance for doubtful accounts
    (1999--$199,579; 1998--$158,656):
     Trade                                             8,896,331    9,582,372
     Other                                             1,963,418    1,473,937
  Prepaid expenses and supplies                        1,627,778    1,325,024
  Deferred income taxes                                1,907,000    1,875,000
Total current assets                                  24,078,321   18,073,838

Property and equipment:
  Land, buildings and improvements                     1,230,945    1,210,138
  Revenue equipment                                   80,264,223   92,546,207
  Service, office and other equipment                  2,885,076    2,743,709
                                                      84,380,244   96,500,054
  Less allowance for depreciation                     35,918,227   37,193,306
                                                      48,462,017   59,306,748
Other assets:
  Receivable from stockholders                            23,406       23,406
  Restricted cash                                      2,381,084    2,386,832
  Marketable securities                                  593,110      584,322
  Other                                                  429,815      511,332
                                                       3,427,415    3,505,892



                                                     $75,967,753  $80,886,478



See accompanying notes.





Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                       June 30       June 30
                                                         1999          1998


Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                              $1,849,931   $1,609,825
  Accrued expenses:
    Insurance reserves                                 3,295,528    3,144,259
    Other                                              2,246,756    1,758,047
  Federal and state income taxes payable               2,707,890    2,208,632
  Current portion of long-term debt                   16,861,875   18,794,463
Total current liabilities                             26,961,980   27,515,226

Long-term debt, less current portion                  25,999,343   29,768,122
Deferred income taxes                                  4,809,000    4,752,000
Other liabilities                                         27,569      100,862

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,265,401 shares in
    1999 and 3,252,986 shares in 1998                     32,654       32,530
  Additional paid-in capital                           3,747,575    3,720,988
  Retained earnings                                   14,709,630   15,197,014
  Accumulated other comprehensive income,
     net of income tax credit of $(74,955) in 1999      (119,734)           -
                                                      18,370,125   18,950,532
  Less treasury stock, at cost (60,125 shares in 1999
    and 1998)                                            200,264      200,264
                                                      18,169,861   18,750,268

                                                     $75,967,753  $80,886,478





See accompanying notes.



Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income



                                                Years ended June 30
                                          1999         1998         1997

Operating revenue                     $95,212,908  $109,244,998  $106,136,268

Operating expenses and costs:
  Salaries, wages and fringe benefits  36,083,271    36,125,916    36,107,009
  Operating supplies and expenses      29,947,122    31,376,630    32,850,698
  Operating taxes and licenses          5,538,612     5,856,056     6,303,495
  Insurance and claims                  4,263,032     5,162,252     5,652,229
  Depreciation and amortization         9,866,614    12,610,998    11,944,877
  Rents and purchased transportation    5,202,381     9,477,138     6,359,400
  Other                                 2,394,860     2,210,183     1,695,537
                                       93,295,892   102,819,173   100,913,245

Operating income                        1,917,016     6,425,825     5,223,023
Other income (expense):
  Interest expense                     (3,004,970)   (3,257,990)   (3,793,219)
  Interest and dividend income            361,460       346,288       290,495
  Loss on marketable equity securities    (27,890)   (1,025,536)      (40,438)
                                       (2,671,400)   (3,937,238)   (3,543,162)

Income (loss) before income taxes        (754,384)    2,488,587     1,679,861
Federal and state income taxes:
  Current                                (292,000)      122,000       289,000
  Deferred (Credit)                        25,000       552,000       (41,000)
                                         (267,000)      674,000       248,000


Net income (loss)                      $ (487,384)  $ 1,814,587   $ 1,431,861

Basic earnings (loss) per share           $ (0.15)     $   0.57     $    0.45
Average shares and share
  equivalents outstanding               3,197,896     3,170,775     3,147,458


Diluted earnings (loss) per share         $ (0.15)      $  0.56       $  0.44
Diluted shares and share
  equivalents outstanding               3,197,896     3,252,931     3,233,063


See accompanying notes.

Cannon Express, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                       Additional             Accumulated
              Common    Paid-In     Retained  Other Comp.  Treasury
              Stock     Capital     Earnings     Income     Stock     Total

Balances at
 July 1, 1996 $32,058  $3,542,356  $11,950,566  $906,836 $(185,887) $16,245,929

Comprehensive income
 Net income         -           -    1,431,861         -         -    1,431,861
 Accumulated other
 comprehensive income
  Unrealized depreciation
   on marketable
   securities       -           -            - (1,456,530)       -   (1,456,530)
  Realized loss on
   marketable
   securities       -           -            -     40,438        -       40,438
Total comprehensive income                                               15,769
Purchase of
 treasury stock     -           -            -          -  (14,377)     (14,377)
Balances at
 June 30, 1997 32,058   3,542,356   13,382,427   (509,256)(200,264)  16,247,321

Comprehensive income
 Net income         -           -    1,814,587          -        -    1,814,587
 Accumulated other
 comprehensive income
  Write-down of marketable
  securities        -           -            -    509,256        -      509,256
Total comprehensive income                                            2,323,843
Stock issued:
 Exercise of
  options         472     102,212            -          -        -      102,684
  Tax benefit of
  stock options     -      76,420            -          -        -       76,420
Balances at
 June 30, 1998 32,530   3,720,988   15,197,014          - (200,264)  18,750,268

Comprehensive income
 Net loss           -           -     (487,384)         -        -     (487,384)
 Accumulated other
 comprehensive income
  Unrealized depreciation
   on marketable
   securities       -           -            -   (147,624)       -     (147,624)
  Realized loss on
   marketable
   securities       -           -            -     27,890        -       27,890
Total comprehensive income                                             (607,118)
Stock issued:
 Exercise of
  options         124      26,587            -          -        -       26,711
Balances at
 June 30,1999 $32,654  $3,747,575 $ 14,709,630 $(119,734) (200,264)  $18,169,861

See accompanying notes.

Cannon Express, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
                                                 Years ended June 30
                                          1999          1998          1997
Operating activities
Net income (loss)                      $(487,384)   $ 1,814,587   $ 1,431,861
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization      13,077,769     13,075,545    12,071,467
   Provision for losses on
    accounts receivable                   60,000         45,000        30,000
   Provision (credit) for
    deferred income taxes                 25,000        552,000       (41,000)
   Gain on disposal of equipment      (3,211,610)      (464,552)     (126,590)
   Loss on sale of marketable
    securities                            27,890              -        40,438
   Write-down of marketable securities         -      1,025,536             -
   Changes in operating assets
    and liabilities:
      Receivables                        136,560     (1,097,068)    4,296,971
      Prepaid expenses and supplies     (205,319)      (107,869)      253,784
      Accounts payable, accrued expenses,
         income taxes payable, and other
         liabilities                   1,454,297        (71,118)    1,451,874
      Other assets                             -        (11,400)      137,329
  Net cash provided by
   operating activities               10,877,203     14,760,661    19,546,134

Investing activities
Purchases of property and equipment   (7,174,194)   (12,926,251)  (19,456,822)
Net decrease (increase)
  in restricted cash                       5,748       (176,806)   (1,440,000)
Investment in outside
  driver training facility              (280,000)             -             -
Purchases of marketable securities             -              -       (89,509)
Proceeds from sales of marketable
  securities                              48,633         50,000       103,313
Proceeds from equipment sales          8,063,555      1,538,650     5,333,239
Net cash provided by (used in)
  investing activities                   663,742    (11,514,407)  (15,549,779)

Financing activities
Proceeds from long-term borrowings    12,506,871     11,045,720    16,358,829
Principal payments on long-term debt
  and  capital lease obligations     (18,208,238)   (14,572,779)  (20,515,100)
Proceeds from exercise of
  stock options                           26,711        102,684             -
Purchase of treasury stock                     -              -       (14,377)
Net cash used in
 financing activities                 (5,674,656)    (3,424,375)   (4,170,648)

Increase (decrease) in cash and
 cash equivalents                      5,866,289       (178,121)     (174,293)
Cash and cash equivalents
 at beginning of year                  3,817,505      3,995,626     4,169,919
Cash and cash equivalents
 at end of year                      $ 9,683,794    $ 3,817,505   $ 3,995,626

See accompanying notes.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 1999 and 1998


1. Nature of Operations and Summary of Significant Accounting Policies


Consolidation and Business - The consolidated financial statements include the accounts of Cannon Express, Inc. (the "Company" ) and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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


Comprehensive Income - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, during fiscal year ending June 30, 1999. This statement establishes standards for reporting and display of comprehensive income and its components. The Company has reclassified all years presented to reflect comprehensive income and its components in the Consolidated Statements of Changes in Stockholders' Equity.


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

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies
(continued)

In computing Diluted earnings per share, only potential common shares that are dilutive - those that reduce earnings per share or increase loss per share - are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted earnings per share computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted earnings per share would be computed in the same manner as Basic earnings per share is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company has incurred a loss from continuing operations and a net loss for the year ended June 30, 1999. Therefore, Basic earnings per share and Diluted earnings per share are computed in the same manner. Although such financial instruments were not included due to being antidilutive, the Company does have potentially dilutive financial instruments in the form of warrants and options.

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

The Company's insurance activities are secured by $2,731,000 in letters of credit. Restricted cash of $2,381,084 and $2,386,832 at June 30, 1999 and 1998, respectively, represents certificates of deposit held as collateral for these letters of credit.

Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Marketable Equity Securities - Noncurrent marketable equity securities for which the Company has no immediate plan to sell are classified as available-for-sale and carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders'equity.

Realized gains and losses, based on the specifically identified cost of the security, are included in net income.

The amortized cost and approximate fair values of noncurrent marketable equity securities classified as available-for-sale are as follows:

                                            June 30
                                       1999        1998

   Cost                             $ 787,799   $ 584,322
   Unrealized losses                 (194,689)          -
       Fair value                   $ 593,110   $ 584,322

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies
(continued)

A single equity security accounted for approximately 48% and 95% of the fair value of marketable equity securities at June 30, 1999 and June 30, 1998, respectively.

Proceeds from sales of available-for-sale equity securities were $48,633, $50,000 and $103,313 for 1999, 1998 and 1997, respectively. Resultant gross losses of $(27,890), $(1,025,536) and $(40,438) were recognized and included in net income for 1999, 1998 and 1997, respectively. At June 30, 1998, the Company recognized a loss on available-for-sale equity securities of $1,025,000. The Company's available-for-sale equity securities were recorded at their market value as of June 30, 1999 and 1998.

Deferred income taxes (Note 3) related to the net change in unrealized appreciation (depreciation) on available-for-sale securities, shown in stockholders' equity, were approximately $(74,955), $0 and $(886,000) for 1999, 1998 and 1997, respectively.


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


Reclassification - Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 financial statement presentation. These reclassifications had no effect on net income.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Long-term Debt

                                                    June 30
                                               1999          1998
Equipment notes (1)                       $ 17,553,870   $ 16,250,382
Capitalized lease obligations (2)           25,307,348     32,312,203
                                            42,861,218     48,562,585
Less current portion                        16,861,875     18,794,463
                                          $ 25,999,343   $ 29,768,122

(1)Represents loans on revenue equipment, payable in various installments through 2002 with a weighted average interest rate of 6.72%. Revenue equipment having a book value of approximately $17,505,822 at June 30, 1999 is pledged as collateral. The carrying amount of equipment notes payable approximates fair value at June 30, 1999.

(2)Capitalized lease obligations are for revenue equipment with an aggregate net book value of approximately $24,575,096 at June 30, 1999. The leases have a weighted average interest rate of 5.9%. The leases extend from three to seven years and contain renewal or fixed price purchase options. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

Annual maturities of long-term debt, excluding capitalized lease obligations (Note 5) at June 30, 1999, are:

                          2000       $ 7,514,816
                          2001         3,741,272
                          2002         6,297,782
                          2003                 -
                          2004                 -
                                     $17,553,870

Interest paid was approximately $2,916,000, $3,203,000 and $3,737,000 during 1999, 1998 and 1997, respectively.


Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Federal and State Income Taxes

A reconciliation between the effective income tax rate and the statutory federal income tax rate is presented in the following table:
                                                   Years ended
                                                      June 30
                                            1999        1998         1997
Income taxes at the statutory
  federal rate of 34%                  $ (256,000)    $ 846,000    $ 571,000
Federal income tax effects of:
  Equipment leasing transactions                -      (266,000)    (376,000)
  Other                                    19,000        17,000       25,000
Federal income taxes                     (237,000)      597,000      220,000
State income taxes                        (30,000)       77,000       28,000
                                       $ (267,000)    $ 674,000    $ 248,000


The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                                      June 30
                                                  1999        1998
Temporary Differences
Self-insurance accruals                     $  1,264,000  $  1,189,000
Allowance/valuation reserves                     498,000       419,000
Revenue recognition                               84,000       112,000
Prepaids and other                                61,000       155,000
  Net current deferred income tax asset     $  1,907,000  $  1,875,000
Depreciation                                $(14,888,000) $(17,517,000)
Revenue equipment leases                       9,690,000    12,372,000
Valuation of available-for-sale securities       389,000       393,000
Net non-current deferred income
  tax liability                             $ (4,809,000) $ (4,752,000)



The Company made income tax payments of approximately $94,000, $50,000 and $209,000 during 1999, 1998 and 1997, respectively.



Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Common Stock

Treasury Stock - In March 1990, the Board of Directors approved the purchase from time to time in open market transactions of up to 150,000 shares of common stock. As of June 30, 1999, 60,125 shares at an average price of $3.33 per share are included as treasury stock on the balance sheets. During the year ended June 30, 1997, 2,000 shares of treasury stock were purchased at an average price of $7.19 per share. No purchases were made in fiscal 1999 and 1998.

Stock Options - The Company has reserved 1,000,000 shares of common stock for issuance under the Company's Incentive Stock Option Plan. Options are granted for five to ten year terms and are exercisable in cumulative increments of 10 to 20% annually, commencing one year after the date of grant, except for certain options which vest 100% after five years from the date of grant.

Additionally, from time to time, the Company issues stock options to non-employee directors and a consultant. At June 30, 1999, there were 16,932 common stock options outstanding for non-employee directors. These options have been included in the following summary information.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. There were no options granted during fiscal year 1999 and 1998. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the effect on the Company's net income and earnings per share would not be materially different from amounts reported.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 50.6%; risk-free interest rate of 6.25% and expected lives range from 7 to 10 years.

Option transactions are summarized as follows (adjusted for all stock distributions, redemptions and splits):

                                1999             1998              1997
                               Common           Common            Common
                                  Wt Avg             Wt Avg             Wt Avg
                                 Exercise          Exercise            Exercise
                          Options  Price    Options   Price   Options    Price
Outstanding at July 1    175,612   $5.33    222,821   $4.66   178,157    $4.34
Granted                        -       -          -       -    56,500     6.47
Exercised                (12,415)   2.15    (47,209)   2.17         -        -
Canceled                 (24,000)   6.17          -       -   (11,836)    8.50
Outstanding at June 30   139,197   $5.47    175,612  $ 5.33   222,821    $4.66
Weighted average remaining life 3.32 years

Exercisable at June 30         111,180           120,967            158,417
Weighted average price          $5.23
Price range at June 30    $2.12 to $7.59    $1.93 to $7.59      $1.93 to $7.59

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Common Stock (Continued)

Earnings Per Share
                                                      June 30
                                          1999          1998           1997

Average shares outstanding             3,197,896     3,170,775      3,147,458
Net effect of dilutive stock options           -        82,156         85,605

Diluted shares outstanding             3,197,896     3,252,931      3,233,063

Net income (loss) for the period      $ (487,384)  $ 1,814,587    $ 1,431,861

Basic earnings (loss) per share       $    (0.15)  $      0.57    $      0.45

Diluted earnings (loss) per share     $    (0.15)  $      0.56    $      0.44


5. Leases and Commitments

The future minimum payments under capitalized leases at June 30, 1999, consisted of the following:


     2000                                 $10,436,795
     2001                                   3,947,600
     2002                                   6,367,549
     2003                                   1,500,497
     2004                                   1,500,497
     Thereafter                             5,031,638
     Total minimum lease payments          28,784,576
     Amounts representing interest          3,477,228
     Present value of net minimum lease
     payments included in long-term debt
     ($9,347,059 due in 2000) (Note 2)    $25,307,348


Assets held under capital leases are included in property, plant and equipment as follows:


                                              1999          1998
Revenue equipment                         $37,936,720   $50,754,631
Accumulated depreciation                   13,361,624    19,764,355
                                          $24,575,096   $30,990,276

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Leases and Commitments  (Continued)

During 1999 and 1998, the Company incurred capital lease obligations totaling approximately $5,500,000 and $11,046,000, respectively. No capital lease obligations were incurred in 1997.

The capital lease obligation incurred during fiscal 1999 was the result of a sale/leaseback transaction for certain of its trucks which had been purchased for cash during the quarter ended December 31, 1996. The 37 month lease requires approximate future minimum lease payments of approximately $1,128,000, $1,185,000 and $2,532,000 for the years ending June 30, 2000,
June 30, 2001 and June 30, 2002, respectively. The lease contains an early purchase option which may be exercised in the fiscal year ending June 30, 2000.

Capitalized lease amortization is included in depreciation expense.

6. Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position. Additionally, the Company has been charged by the Equal Employment Opportunity Commission ("EEOC") with discriminatory hiring practices. The Company is unable to predict the final outcome of this charge or the range of any possible penalties imposed.

7. Related Party Transactions

The Company leases a facility from the majority stockholders of the Company.
 The lease provides for monthly rental payments of $3,000. Rent totaled $36,000, $36,000 and $30,000 for the years ended June 30, 1999, 1998 and
1997, respectively. The Company pays all insurance, taxes and maintenance costs with respect to the facility. The lease is cancelable by the Company on 30 days notice.

In September 1996, the Company entered into a receivables purchase agreement for up to $6 million of certain of its accounts receivable with CUSA, Inc., a limited partnership which includes Alice L. Walton as one of its partners. Ms. Walton, who owns approximately 9% of the outstanding shares of the Company, is a 9.9% limited partner in CUSA, Inc.

In 1999, the Company paid financial advisory fees totaling $75,000 to Llama Company in return for services rendered to the Company. Alice L. Walton is the Chairman and General Partner of Llama.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Concentration of Business and Credit Risk

The Company provides services to customers throughout the United States and Canada. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have not been significant.

One unaffiliated customer (Wal-Mart Stores, Inc.) accounted for approximately 29%, 47%, and 51% of revenue for fiscal 1999, 1998 and 1997, respectively. Accounts receivable as of June 30 for this customer totaled approximately $1,234,000 and $3,040,000 for 1999 and 1998, respectively. A second unaffiliated major customer accounted for approximately 13%, 14%, and 16% of revenue in 1999, 1998 and 1997, respectively. Accounts receivable as of June 30 for this customer totaled approximately $1,654,000 and $1,454,000 for 1999 and 1998, respectively.

9. Profit-Sharing Plan

The Company has a profit-sharing plan covering all employees who have been employed a minimum of one year and attained the age of twenty-one. The Company's contributions to the plan are determined annually by the Board of Directors. Contributions are limited to 10% of total compensation paid to participants during the plan year. Participant interests are 100% vested after completion of three years of service. No contributions were made to the plan in 1999, 1998 or 1997.



Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10. Quarterly Results of Operations (Unaudited)

                                              Fiscal 1999

                         September 30   December 31   March 31       June 30

Operating revenue        $24,662,417   $24,091,602   $22,700,681   $23,758,208
Operating expenses
 and costs                23,816,373    23,631,151    23,072,915    22,775,453
Operating income (loss)      846,044       460,451      (372,234)      982,755
Other income(expense),net     67,516        60,317       101,434       104,303
Interest expense             812,368       748,908       743,133       700,561
Income (loss) before
 income taxes                101,192      (228,140)   (1,013,933)      386,497
Income taxes                  39,000       (88,000)     (390,000)      172,000

Net income (loss)         $   62,192   $  (140,140)  $  (623,933)   $  214,497

Basic earnings(loss)
 per share                $     0.02   $     (0.04)  $     (0.19)   $     0.07
Average shares and share
 equivalents outstanding   3,192,861     3,192,861     3,200,586     3,205,276

Diluted earnings(loss)
 per share                $     0.02   $     (0.04)  $     (0.19)   $     0.07
Diluted shares and share
 equivalents outstanding   3,244,877     3,192,861     3,200,586     3,212,161

                                             Fiscal 1998
                        September 30  December 31     March 31     June 30

Operating revenue        $28,057,837  $30,884,078   $26,023,161  $24,279,922
Operating expenses
 and costs                26,590,610   28,214,790    24,716,760   23,297,013
Operating income           1,467,227    2,669,288     1,306,401      982,909
Other income(expense), net    98,808       77,929       104,865     (960,850)
Interest expense             901,770      863,009       766,899      726,312
Income (loss) before
  income taxes               664,265    1,884,208       644,367     (704,253)
Income taxes                  43,000      654,000       248,000     (271,000)

Net income (loss)        $   621,265  $1,230,208       $396,367  $  (433,253)

Basic earnings (loss)
 per share                    $ 0.20      $ 0.39         $ 0.13   $    (0.14)
Average shares and share
 equivalents outstanding   3,146,552   3,167,621      3,176,097    3,192,861

Diluted earnings (loss)
 per share                    $ 0.19      $ 0.38         $ 0.12   $    (0.14)
Diluted shares and share
  equivalents outstanding  3,225,826   3,266,308      3,257,935    3,192,861





Independent Accountants' Report


Board of Directors and Stockholders
Cannon Express, Inc. and Subsidiaries
Springdale, Arkansas

In connection with our audit of the consolidated financial statements of CANNON EXPRESS, INC. AND SUBSIDIARIES for the year ended June 30, 1997, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Companies' management. Our responsibility is to express an opinion on this financial statement schedule based on our audit of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

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


Year ended June 30, 1999:
 Deducted from asset accounts:
  Reserve for doubtful trade
   receivables   $158,656      $ 60,000                 $ 19,077(A)  $ 199,579




Year ended June 30, 1998:
 Deducted from asset accounts:
  Reserve for doubtful trade
   receivables   $183,411      $ 45,000                 $ 69,755(A)  $ 158,656




Year ended June 30, 1997:
 Deducted from asset accounts:
  Reserve for doubtful trade
   receivables   $171,175      $ 30,000                 $ 17,764(A)  $  183,411










(A)Uncollectible accounts written off, net of recoveries.




Shareholder Information

Form 10-K Availability

A copy of the 1999 Form 10-K filed with the Securities and Exchange Commission will be forwarded, upon request, to any shareholder. Requests should be directed to:

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