Form 10-Q
period 1999-09-30
CANNON EXPRESS INC
filed 1999-11-12
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Number of shares of $.01 par value common stock outstanding at October 29, 1999: 3,205,276



INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES


PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of September 30, 1999 and June 30, 1999.................1
Consolidated Statements of Income and Retained Earnings
  for the Three Months Ended September 30, 1999 and 1998.....3
Consolidated Statements of Cash Flows
  for the Three Months Ended September 30, 1999 and 1998.....4
Notes to Consolidated Financial Statements...................5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations........................6





PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings .................................10
ITEM 2 -- Changes in Securities..............................*
ITEM 3 -- Defaults Upon Senior Securities....................*
ITEM 4 -- Submission of Matters to a Vote of Security-Holders*
ITEM 5 -- Other Information..................................*
ITEM 6 -- Exhibits and Reports on Form 8-K...................10







*No information submitted under this caption.




PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                   September 30     June 30
                                                       1999           1999
                                                    (Unaudited)      (Note)
Assets
Current assets:
  Cash and cash equivalents                          $5,933,266    $9,683,794
  Receivables, net of allowance for doubtful accounts
    (September 30, 1999-$202,115; June 30, 1999-$199,579):
       Trade                                          9,769,827     8,896,331
       Other                                          2,369,292     1,963,418
  Current portion of net investment
    in sales-type leases                              4,662,167             -
  Prepaid expenses and supplies                       1,305,455     1,627,778
  Deferred income taxes                               2,182,000     1,907,000
Total current assets                                 26,222,007    24,078,321

Property and equipment:
  Land, buildings and improvements                    1,230,945     1,230,945
  Revenue equipment                                  68,850,477    80,264,223
  Service, office and other equipment                 2,956,009     2,885,076
                                                     73,037,431    84,380,244
  Less allowances for depreciation                   30,458,160    35,918,227
                                                     42,579,271    48,462,017
Other assets:
  Receivable from stockholders                           23,406        23,406
  Restricted cash                                     2,381,084     2,381,084
  Marketable securities                                 498,964       593,110
  Net investment in sales-type leases,
    less current portion                              9,324,333             -
  Other                                                 371,529       429,815
Total other assets                                   12,599,316     3,427,415

                                                    $81,400,594   $75,967,753

Note: The balance sheet at June 30, 1999 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.



Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                   September 30     June 30
                                                        1999          1999
                                                    (Unaudited)      (Note)
Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                            $ 2,271,338   $ 1,849,931
  Accrued expenses:
     Insurance reserves                               3,534,684     3,295,528
     Other                                            2,105,963     2,246,756
  Federal and state income taxes payable              2,177,683     2,707,890
  Current portion of long-term debt                  12,434,630    16,861,875
Total current liabilities                            22,524,298    26,961,980

Long-term debt, less current portion                 33,339,690    25,999,343
Deferred income taxes                                 5,194,000     4,809,000
Other liabilities                                     1,729,542        27,569

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,265,401 shares           32,654        32,654
  Additional paid-in capital                          3,747,575     3,747,575
  Retained earnings                                  15,210,733    14,709,630
  Unrealized depreciation on marketable
     securities, net of income taxes                   (177,634)     (119,734)
                                                     18,813,328    18,370,125
  Less treasury stock, at cost (60,125 shares)          200,264       200,264
                                                     18,613,064    18,169,861
                                                    $81,400,594   $75,967,753

Note: The balance sheet at June 30, 1999 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings

                                                      Three Months Ended
                                                          September 30
                                                       1999          1998
                                                          (Unaudited)
Operating revenue                                   $22,915,433   $24,662,417
Operating expenses and costs:
 Salaries, wages and fringe benefits                  7,297,950     8,656,097
 Operating supplies and expense                       6,035,251     7,872,648
 Operating taxes and licenses                         1,125,569     1,315,407
 Insurance and claims                                 1,489,954       848,041
 Depreciation and amortization                          747,486     3,450,919
 Rents and purchased transportation                   4,801,812     1,098,621
 Other                                                  732,994       574,640
                                                     22,231,016    23,816,373
Operating income                                        684,417       846,044

Other income (expense):
 Interest expense                                      (651,469)     (812,368)
 Other income                                           106,155        67,516
                                                       (545,314)     (744,852)

Income before income taxes                              139,103       101,192

Federal and state income taxes:
 Current                                               (114,000)      522,000
 Deferred                                              (248,000)     (483,000)
                                                       (362,000)       39,000
Net income                                              501,103        62,192
Retained earnings at beginning of period             14,709,630    15,197,014
Retained earnings at end of period                  $15,210,733   $15,259,206

Basic earnings per share                                  $0.16         $0.02
Average shares and share equivalents outstanding      3,205,276     3,192,861

Diluted earnings per share                                $0.16         $0.02
Diluted shares and share equivalents outstanding      3,210,614     3,244,877

See notes to consolidated financial statements.


Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                         Three Months Ended
                                                            September 30
                                                         1999          1998
                                                             (Unaudited)

Operating activities
Net income                                            $ 501,103      $ 62,192
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                      2,059,798     3,516,751
   Provision for losses on accounts receivable           15,000        15,000
   Credit for income taxes                             (305,000)     (483,000)
   Gain on disposal of equipment                     (1,310,112)      (65,338)
   Changes in operating assets and liabilities:
      Accounts receivable                            (1,294,370)      462,016
      Prepaid expenses and supplies                     322,323       278,119
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities            299,727       395,735
      Other assets                                      574,480             -
 Net cash provided by operating activities              862,949     4,181,475

Investing activities
Purchases of property and equipment                     (70,933)     (101,211)
Net increase in restricted cash                               -          (404)
Proceeds from equipment sales                         5,283,540       116,100
  Net cash provided by investing activities           5,212,607        14,485

Financing activities
Principal payments on long-term debt and
 capital lease obligations                           (9,826,084)   (3,387,731)
  Net cash used in financing activities              (9,826,084)   (3,387,731)

Increase (decrease)in cash and cash equivalents      (3,750,528)      808,229
Cash and cash equivalents at beginning of period      9,683,794     3,817,505

Cash and cash equivalents at end of period          $ 5,933,266   $ 4,625,734

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
(Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 1999.



Note B - Net Income Per Share
                                                       Three Months Ended
                                                          September 30
                                                         1999         1998
                                                            (Unaudited)

Average shares outstanding                            3,205,276     3,192,861
Net effect of dilutive stock options                      5,338        52,016
Diluted shares outstanding                            3,210,614     3,244,877

Net income for the period                             $ 501,103      $ 62,192

Basic earnings per share                                   $.16          $.02

Diluted earnings per share                                 $.16          $.02


Note C - Legal Proceedings

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations --First Quarter

Operating revenue for the first quarter of fiscal 2000 (ended September 30, 1999) was $22,915,433 compared to $24,662,417 for the first quarter of fiscal 1999, a decrease of $1,746,984 or 7.1% for the period. At September 30, 1999, the Company's fleet consisted of 716 trucks and 2,241 trailers, while on September 30, 1998, the Company's fleet consisted of 879 trucks and 2,538 trailers. Logistics and intermodal revenue for the first quarter of fiscal 2000 increased by $1,179,775, or 112.0%, over the comparable period in fiscal 1999. Although demand for the Company's services was strong, a continued shortage of qualified drivers impaired its ability to produce revenue.

Salaries, wages, and fringe benefits, made up primarily of drivers. wages, decreased as a percentage of revenue to 31.8% in the first quarter of fiscal
2000 from 35.1% in the comparable period of fiscal 1999.   The Company
implemented a new owner-operator program which resulted in a decrease in
wages paid to Company drivers.   Company drivers were awarded approximately
$167,000 in bonuses for the three-month period ended September 30, 1999 as compared with $243,000 awarded during the three-month period ended September 30, 1998.

Operating supplies and expenses, as a percentage of revenue, decreased to 26.3% in the first quarter of fiscal 2000 from 31.9% in the comparable period of fiscal 1999. Maintenance costs decreased 26.1% due to fewer non-warranty repairs necessary on the Company's new trucks. Operating taxes and licenses also decreased to 4.9% of revenue in fiscal 2000 from 5.3% in fiscal 1999. Insurance and claims were 6.5% of revenue in fiscal 2000, increasing from 3.4% in fiscal 1999, substantially due to an increase in claims frequency. Depreciation and amortization decreased to 3.3% of revenue in fiscal 2000 from 14.0% in the same period of fiscal 1999. This decrease was due to a gain on sale of equipment of $1,312,313 which was realized in the first quarter of fiscal 2000 as compared to a gain of $65,338 in the first quarter of fiscal 1999. Rents and purchased transportation increased to 21.0% of revenue in fiscal 2000 from 4.5% in fiscal 1999 due primarily to payments made to the Company's owner operators and to increased logistics activities.

Operating revenue for the first quarter of 2000 decreased by 7.1% over the comparable period of 1999, while operating expenses decreased by $1,585,357 or 6.7%. Accordingly, the Company.s operating ratio increased to 97.0% in the first fiscal quarter of 2000 from 96.6% in the same period of fiscal 1999.

Interest expense decreased to 2.8% of revenue in the first quarter of fiscal 2000 from 3.3% recorded in the first quarter of fiscal 1999.

The Company recognized a previously unrealized tax benefit, the result of a revenue equipment leasing transaction entered into during fiscal year 1995. Consequently, the Company recognized a deferred income tax credit of $415,000 during the quarter ended September 30, 1999. During fiscal 1998, income tax consequences of certain equipment leasing transactions were recorded in the financial statements in reliance on opinion of tax counsel.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Net income for the first quarter of fiscal 2000 ended September 30, 1999 was $501,103 ($.16 per diluted share) compared to $62,192 ($.02 per diluted share) during the comparable period of fiscal 1999, an increase of $438,911 or 705.7% for the period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Although average price per gallon was 17 cents higher in the quarter ended September 30, 1999 than in the same period of the prior year, the Company's total cost of fuel decreased due to the smaller fleet and because owner operators are responsible for purchasing their own fuel. Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Further cost increases or shortages of fuel could affect the Company's future profitability.

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

Operating activities provided cash flows of $0.9 million for the first three months of fiscal 2000 compared to $4.2 million for the same period of fiscal 1999. Cash flows from operations in the first quarter of fiscal 2000 were the result of $0.5 million in net income, $2.1 million in depreciation offset by $1.3 million from gain on sale of equipment, and $0.4 million used by other working capital assets and liabilities. Investing activities provided net cash of $5.2 million during the first three months of fiscal 2000 compared to $0.014 million for the same period of fiscal 1999. Financing activities used net cash of $9.8 million during the first quarter of fiscal 2000 compared to $3.3 million cash used in the first quarter of 1999.

The Company's working capital increased by $6.6 million to $3.7 million at September 30, 1999 from a deficit of $2.9 million at June 30, 1999. Approximately $4.6 million of this increase is due to the net investment in sales-type leases resulting from the owner-operator program. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital is sufficient for its short-term needs.


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

The Company was caught in a cycle of large demand for new trucks and long lead times for new truck orders. Due to the manufacturer's lead time for new trucks, the Company was unable to secure any replacement trucks on schedule and was forced to make expensive non-warranty repairs to its older equipment. During the first quarter of fiscal 2000, the Company has taken delivery of 170 new trucks and has sold 181 trucks, reducing its fleet to 716 at September 30, 1999. The sale of these trucks resulted in a gain of $921,323. The Company has entered into an agreement to purchase 630 new trucks for its fleet with deliveries beginning in October of 1999 and continuing through June of 2000.
The Company will sell approximately 440 of its older trucks, which will return the Company's fleet to its former size of 900 trucks. The cost of the new trucks, net of trade-ins, will be approximately $31,250,000. The new truck specifications include features that afford the driver a higher level of comfort and appeal than the older models being traded in. Management believes that these new trucks, when placed in service, will reduce maintenance costs and time lost for repairs. In order to improve its operating results, the Company is implementing a new program in which owner-operators may qualify to lease/purchase a truck and be paid a percentage of the Company's revenue to operate it under a contract with the Company to haul freight for its customers. Management believes that an owner-operator fleet will improve results in the Company's driver retention efforts.
Additionally, certain costs associated with truck ownership will pass from the Company to the owner-operator.

The Company also sold 73 of its 48 foot trailers resulting in a gain of $388,789. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments. The Company currently owns and operates 896 of the 53 foot trailers and 1,345 of the 48 foot trailers.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Company's own software. The new software requires that the Company also
purchase new computer hardware.   This new computer system will cost
approximately $900,000; however, the Company has entered into a lease agreement to fund this purchase. The new system will be certified Year 2000 compliant by the manufacturer of the computer and the developer of the software. Management believes that the new system will enable the Company to better manage its business and to utilize new technologies as they are developed. The Company's information systems were migrated to the new system in October of 1999.

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


ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report for fiscal year ended June 30, 1999 for details on the Company's long-term debt.


PART II   OTHER INFORMATION


ITEM 1. Legal Proceedings

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


ITEM 6. Exhibits and Reports on Form-K

No reports on Form 8-K were filed during the three months ended September 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 CANNON EXPRESS, INC.
                                                     (Registrant)


Date: November 11, 1999                    /s/ Dean G. Cannon
                                           President, Chairman of the Board,
                                           Chief Executive Officer and Chief
                                           Accounting Officer



Date: November 11, 1999                   /s/ Rose Marie Cannon
                                          Secretary, Treasurer and Director