Form 10-Q
period 1999-12-31
CANNON EXPRESS INC
filed 2000-02-14
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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


Number of shares of $.01 par value common stock outstanding at February 4,
2000:    3,192,861

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES




PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of  December 31, 1999 and June 30, 1999...............................1
Consolidated Statements of Income and Retained Earnings
  for the Three Months and Six Months Ended December 31, 1999 and 1998.....3
Consolidated Statements of Cash Flows
  for the Six Months Ended December 31, 1999 and 1998......................4
Notes to Consolidated Financial Statements.................................5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations......................................6





PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ...............................................*
ITEM 2 -- Changes in Securities............................................*
ITEM 3 -- Defaults Upon Senior Securities..................................*
ITEM 4 -- Submission of Matters to a Vote of Security-Holders.............10
ITEM 5 -- Other Information................................................*
ITEM 6 -- Exhibits and Reports on Form 8-K................................10






*No information submitted under this caption.
PART 1.

ITEM 1.

Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                      December 31     June 30
                                                          1999          1999
                                                      (Unaudited)      (Note)
Assets
Current assets:
  Cash and cash equivalents                            $8,366,607   $9,683,794
  Receivables, net of allowance for doubtful accounts
    (December 31, 1999-$222,405; June 30, 1999-$199,579):
       Trade                                           10,943,864    8,896,331
       Other                                              977,073    1,963,418
  Current portion of net investment in
    sales-type leases                                   9,482,733            -
  Prepaid expenses and supplies                         2,049,729    1,627,778
  Deferred income taxes                                 1,973,000    1,907,000
Total current assets                                   33,793,006   24,078,321

Property and equipment:
  Land, buildings and improvements                      1,238,523    1,230,945
  Revenue equipment                                    57,958,532   80,264,223
  Service, office and other equipment                   2,960,486    2,885,076
                                                       62,157,541   84,380,244
  Less allowances for depreciation                     23,990,283   35,918,227
                                                       38,167,258   48,462,017
Other assets:
  Receivable from stockholders                             23,406       23,406
  Restricted cash                                       2,381,084    2,381,084
  Marketable securities                                   542,550      593,110
  Net investment in sales-type leases,
    less current portion                               18,965,467            -
  Other                                                   288,223      429,815
Total other assets                                     22,200,730    3,427,415

                                                      $94,160,994  $75,967,753

Note: The balance sheet at June 30, 1999 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.


Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                      December 31    June 30
                                                         1999          1999
                                                      (Unaudited)     (Note)
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable                               $1,330,594   $1,849,931
   Accrued expenses:
     Insurance reserves                                 3,684,874    3,295,528
     Other                                              5,151,821    2,246,756
   Federal and state income taxes payable               1,995,993    2,707,890
   Current portion of long-term debt                   13,345,022   16,861,875
Total current liabilities                              25,508,304   26,961,980

Long-term debt, less current portion                   46,072,865   25,999,343
Deferred income taxes                                   4,269,000    4,809,000
Other liabilities                                          20,050       27,569

Stockholders' equity:
 Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,252,986 shares             32,654       32,654
  Additional paid-in capital                            3,747,575    3,747,575
  Retained earnings                                    14,884,732   14,709,630
  Unrealized depreciation on marketable
     securities, net of income taxes                     (173,922)    (119,734)
                                                       18,491,039   18,370,125
  Less treasury stock, at cost (60,125 shares)            200,264      200,264
                                                       18,290,775   18,169,861

                                                      $94,160,994  $75,967,753


Note: The balance sheet at June 30, 1999 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.


Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings

                                Three Months Ended        Six Months Ended
                                    December 31              December 31
                               1999          1998         1999        1998
                                    (Unaudited)              (Unaudited)
Operating revenue            $21,290,792  $24,091,602  $44,206,225  $48,754,019

Operating expenses and costs:
 Salaries, wages and
  fringe benefits              6,245,036    9,489,795   13,542,986   18,145,892
 Operating supplies
  and expenses                 4,878,073    7,359,623   10,913,324   15,232,271
 Taxes and licenses            1,014,838    1,451,409    2,140,407    2,766,816
 Insurance & claims            1,269,907    1,419,018    2,759,861    2,267,059
 Depreciation and
  amortization                   774,500    2,483,914    1,521,986    5,934,833
 Rents and purchased
  transportation               6,776,925      880,475   11,578,737    1,979,096
 Other                           768,137      546,917    1,501,131    1,121,557
                              21,727,416   23,631,151   43,958,432   47,447,524
Operating income (loss)         (436,624)     460,451      247,793    1,306,495

Other income(expense)

Interest expense                (843,903)    (748,908)  (1,495,372)  (1,561,276)
Other income                      76,526       60,317      182,681      127,833
                                (767,377)    (688,591)  (1,312,691)  (1,433,443)
Income (loss) before
  income taxes                (1,204,001)    (228,140)  (1,064,898)    (126,948)
Federal and state income taxes
  Current                        277,000      820,000      163,000    1,342,000
  Deferred                    (1,155,000)    (908,000)  (1,403,000)  (1,391,000)
                                (878,000)     (88,000)  (1,240,000)     (49,000)
Net income (loss)               (326,001)    (140,140)     175,102      (77,948)
Retained earnings at beginning
 of period                    15,210,733   15,259,206   14,709,630   15,197,014
Retained earnings at end
 of period                   $14,884,732  $15,119,066  $14,884,732  $15,119,066

Basic earnings (loss)
  per share                       ($0.10)      ($0.04)       $0.05       ($0.02)

Average shares outstanding     3,205,276    3,192,861    3,205,276    3,192,861

Diluted earnings (loss)
  per share                       ($0.10)      ($0.04)       $0.05       ($0.02)
Diluted shares outstanding     3,205,276    3,219,236    3,209,069    3,232,057

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                           Six Months Ended
                                                              December 31
                                                           1999         1998
                                                             (Unaudited)


Operating activities
Net income (loss)                                       $ 175,102    $ (77,948)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Depreciation and amortization                        3,974,200    6,975,842
   Provision for losses on accounts receivable             30,000       30,000
   Benefit for deferred income taxes                   (1,436,000)  (1,391,000)
   Gain on disposal of equipment                       (2,450,013)  (1,041,008)
   Changes in operating assets and liabilities:
      Accounts receivable                              (1,091,188)  (1,031,649)
      Prepaid expenses and supplies                      (421,951)     540,399
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities           (1,147,901)     854,159
      Other assets                                      2,243,180            -
Net cash provided by (used in) operating activities      (124,571)   4,858,795

Investing activities
Purchases of property and equipment                    (3,682,474)    (114,290)
Investment in outside driver training facility            (37,550)    (280,000)
Net increase in restricted cash                                 -         (564)
Proceeds from equipment sales                          12,612,140    2,306,120
Net cash provided by investing activities               8,892,116    1,911,266

Financing activities
Proceeds from long-term borrowing                       3,599,485    5,500,000
Principal payments on long-term debt and
 capital lease obligations                            (13,684,217)  (6,410,791)
Net cash used in financing activities                 (10,084,732)    (910,791)

Increase (decrease) in cash and cash equivalents       (1,317,187)   5,859,270
Cash and cash equivalents at beginning of period        9,683,794    3,817,505

Cash and cash equivalents at end of period            $ 8,366,607  $ 9,676,775

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the Company.s consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 1999.


Note B - Net Income Per Share

                                    Three Months Ended     Six Months Ended
                                        December 31           December 31
                                      1999      1998       1999        1998
                                       (Unaudited)            (Unaudited)

Average shares outstanding         3,205,276  3,192,861  3,205,276  3,192,861
Net effect of dilutive stock options       -     26,375      3,793     39,196

Diluted shares outstanding         3,205,276  3,219,236  3,209,069  3,232,057

Net income (loss) for the period   ($326,001) ($140,140)  $175,102   ($77,948)

Basic earnings (loss) per share        ($.10)     ($.04)      $.05      ($.02)

Diluted earnings (loss) per share      ($.10)     ($.04)      $.05      ($.02)



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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Second Quarter

Operating revenue for the second quarter of fiscal 2000 (ended December 31, 1999) was $21,290,792 compared to $24,091,602 for the second quarter of fiscal 1999, representing a decrease of $2,800,810 or 11.6% for the period. At December 31, 1999, the Company's fleet consisted of 728 trucks and 2,165 trailers, while on December 31, 1998, the Company's fleet consisted of 848 trucks and 2,345 trailers. Logistics and intermodal revenue for the second quarter of fiscal 2000 increased by $718,719 from $861,649 for the second quarter of fiscal 1999 to $1,580,368 for the same period of fiscal 2000. The Company's revenue continued to be negatively impacted by a shortage of qualified drivers to operate its trucks during the second quarter of fiscal 2000. The Company traded in some of its trucks early due to the driver shortage and is replacing its older trucks with new trucks emphasizing driver comfort and convenience. In January of 2000 the Company implemented an increase in drivers' starting base pay ranging from 2 to 4 cents per mile. The Company believes that it may be necessary to provide additional pay increases for its drivers in the future.

Salaries, wages, and fringe benefits, made up primarily of drivers. wages, decreased as a percentage of revenue to 29.3% in the second quarter of fiscal 2000 from 39.4% in the second quarter of fiscal 1999. This decrease was largely due to the Company's smaller fleet and to the Company's implementation of its lease program for owner operators. Company drivers were awarded approximately $163,000 in bonuses for the three-month period ended December 31, 1999 as compared with $256,000 awarded during the three-month period ended December
31, 1998. Additionally, an annual safety bonus of $265,000 was paid in December 1999, as compared to $337,000 paid in December 1998.

Operating supplies and expenses, as a percentage of revenue, decreased to 22.9% in the second quarter of fiscal 2000 from 30.5% in the comparable period of fiscal 1999. Operating taxes and licenses also decreased to 4.8% of revenue in fiscal 2000 from 6.0% in fiscal 1999. Insurance and claims were 6.0% of revenue in fiscal 2000, increasing from 5.9% of revenue in fiscal 1999. Depreciation and amortization decreased to 3.6% of revenue in fiscal 2000 from 10.3% in the same period of fiscal 1999. This decrease was due to a gain on sale of equipment of $1,137,700 which was realized in the second quarter of fiscal 2000 as compared to a gain of $975,670 in the second quarter of 1999. Rents and purchased transportation increased to 31.8% of revenue in fiscal 2000 from 3.7% in fiscal 1999 primarily due to payments made to the Company's owner operators and to increased logistics activities.

Operating revenue for the second quarter of 2000 decreased by 11.6% over the comparable period of 1999, while operating expenses decreased by $1,903,735 or 8.1%. Accordingly, the Company.s operating ratio increased to 102.1% in the second fiscal quarter of 2000 from 98.1% in the same period of fiscal 1999.

Interest expense increased to 4.0% of revenue in the second quarter of fiscal 2000 from 3.1% recorded in the second quarter of fiscal 1999 due to the increase in long term debt.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

The Company recognized a previously unrealized tax benefit, the result of a revenue equipment leasing transaction entered into during fiscal year 1995. Consequently, the Company recognized a deferred income tax credit of $415,000 during the quarter ended December 31, 1999. During fiscal 1998, income tax consequences of certain equipment leasing transactions were recorded in the financial statements in reliance on opinion of tax counsel.

Net loss for the second quarter of fiscal 2000 ended December 31, 1999 was ($326,001) ($.10 loss per share) compared to net loss of ($140,140) ($.04 loss per share) during the comparable period of fiscal 1999, a decrease of $185,861 or 132.6% for the period.

Results of Operations - Six Month Period

Operating revenue for the first six months of fiscal 2000 ended December 31, 1999 was $44,206,225 compared to $48,754,019 for the comparable period of
fiscal 1999, representing a decrease of $4,547,794 or 9.3%.   Logistics and
intermodal revenue for the six-month period of fiscal 2000 increased by $1,898,494 over the comparable period in fiscal 1999. As in the three-month period, a continued shortage of qualified drivers impaired the Company's ability to produce revenue.

Salaries, wages, and fringe benefits decreased to 30.6% of revenue in the six-month period of fiscal 2000 from the 37.2% reported in the six-month period of fiscal 1999. Operating supplies and expenses decreased to 24.7% of revenue in fiscal 2000 from 31.2% in fiscal 1999. Taxes and licenses decreased to 4.8% of revenue during fiscal 2000 from 5.7% in fiscal 1999. Insurance and claims were 6.2% of revenue in fiscal 2000, increasing from 4.6% of revenue in fiscal 1999. Depreciation and amortization, as a percentage of revenue, decreased to 3.4% of revenue in fiscal 2000 from 12.2% in the same period of fiscal 1999. This decrease was due to a gain on sale of equipment of $2,450,013 which was realized in the six-month period of fiscal 2000 as compared to a gain of $1,041,008 in the six-month period of 1999. Rents and purchased transportation increased to 26.2% of revenue in the first six months of fiscal 2000 from 4.1% during the comparable period of fiscal 1999. As was the case in the three-month period, this increase was caused primarily by payments made to the Company's owner operators and by increased logistics activities.

Operating revenue for the first six months of 2000 decreased by 9.3% over the comparable period of 1999, while operating expenses decreased by $1,058,702 or 81.0%. Accordingly, the Company's operating ratio increased to 99.4% for the first six months of 2000 from 97.3% in the same period of fiscal 1999.

Interest expense increased to 3.4% of revenue in the first six months of fiscal 2000 from 3.2% recorded in the first six months of fiscal 1999.

The Company recognized a previously unrealized tax benefit, the result of a revenue equipment leasing transaction entered into during fiscal year 1995. Consequently, the Company recognized a deferred income tax credit of $830,000 during the six-month period ended December 31, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Cont'd

Net income for the first six months of fiscal 2000 ended December 31, 1999 was $175,102 ($.05 earnings per diluted share) compared to net loss of ($77,948) ($.02 loss per share) during the comparable period of fiscal 1999, an increase of $253,050 for the six-month period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Fuel costs continued to increase in the second quarter of fiscal 2000, averaging 26 cents per gallon higher than in the same quarter of fiscal 1999. For the six months period ended December 31, 1999, the average cost per gallon was 22 cents higher than in the same period of fiscal 1999. Although average price per gallon was higher, the Company's total cost of fuel decreased due to the smaller fleet and because owner operators are responsible for purchasing their own fuel. Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Further cost increases or shortages of fuel could affect the Company's future profitability.

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

Operating activities used cash flows of $.1 million for the first six months of fiscal 2000 compared to $4.9 million provided during the same period of fiscal 1999. Cash flows from operations in the first two quarters of fiscal 2000 were the result of $.2 million net income, $4.0 million in depreciation offset by $2.5 million from gain on sale of equipment, and $1.8 million used in other working capital assets and liabilities. Investing activities provided net cash of $8.9 million during the first six months of fiscal 2000 compared to $1.9 million net cash used in the same period of fiscal 1999. Financing activities used net cash of $10.1 million during the first two quarters of fiscal 2000 compared to $1.0 million in fiscal 1999.

The Company's working capital increased by $11.2 million to $8.3 million at December 31, 1999 from a deficit of $2.9 million at June 30, 1999. Approximately $9.5 million of this increase is due to the net investment in sales-type leases resulting from the owner-operator program. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital is sufficient for its short-term needs.

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

The Company was caught in a cycle of large demand for new trucks and long lead times for new truck orders. Due to the manufacturer's lead time for new trucks, the Company was unable to secure any replacement trucks on schedule and was forced to make expensive non-warranty repairs to its older equipment. During the first six months of fiscal 2000, the Company has taken delivery of 408 new trucks and has sold 408 trucks, causing no change in its fleet of 728 at December 31, 1999. The sale of these trucks resulted in a gain of approximately $1,650,000. The Company has entered into an agreement to purchase 390 new trucks for its fleet with deliveries beginning in January of 2000 and continuing through October of 2000. The cost of the new trucks, net of trade-ins, will be approximately $20,088,000. The new truck specifications include features that afford the driver a higher level of comfort and appeal than the older models being traded in. Management believes that these new trucks, when placed in service, will reduce maintenance costs and time lost for repairs. In order to improve its operating results, the Company has implemented a new program in which owner-operators may qualify to lease/purchase a truck and be paid a percentage of the Company's revenue to operate it under a contract with the Company to haul freight for its customers. Management believes that an owner-operator fleet will improve results in the Company's driver retention efforts. Additionally, certain costs associated with truck ownership will pass from the Company to the owner-operator.

During the first six months of fiscal 2000, the Company also sold 149 of its 48 foot trailers resulting in a gain of approximately $800,000. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments. The Company has entered into an agreement to purchase 200 new 53 foot trailers beginning in March of 2000. The Company currently owns and operates 896 of the 53 foot trailers and 1,269 of the 48 foot trailers.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions made by management from information currently available to management. These statements address future plans, expectations and events or conditions concerning various matters such as the results of the Company's sales efforts as set forth in the discussion of results of operations, capital expenditures, litigation and capital resources, and accounting matters. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from those currently reported.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report for fiscal year ended June 30, 1999 for details on the Company's long-term debt.


PART II   OTHER INFORMATION


ITEM 1. Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position. Additionally, the Company has been charged by the Equal Employment Opportunity Commission ("EEOC" ) with discriminatory hiring practices. The Company is unable to predict the final outcome of this charge or the range of any possible penalties imposed.


ITEM 4.  Submission of Matters to a Vote of Security Holders

On November 16, 1999, the Annual Meeting of Stockholders was held in Springdale, Arkansas. The only matter submitted to a vote of the stockholders was the reelection of Dean G. Cannon, Rose Marie Cannon, Uvalde
R. Lindsey, and Roy E. Stanley to the Company's current Board of Directors whose terms expired in 1999. Over 99% of the shares present or represented by proxy were voted in favor of management's nominees.


ITEM 6. Exhibits and Reports on Form-8K

No reports on Form 8-K were filed during the three months ended December 31, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       CANNON EXPRESS, INC.
                                           (Registrant)


Date: February 14, 2000                /s/ Dean G. Cannon
                                           President, Chairman of the Board,
                                           Chief Executive Officer and Chief
                                           Accounting Officer



Date: February 14, 2000               /s/  Rose Marie Cannon
                                           Secretary, Treasurer and Director