Form 10-Q
period 2000-03-31
CANNON EXPRESS INC
filed 2000-05-15
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Number of shares of $.01 par value common stock outstanding at May 1, 2000:
3,205,276


INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES

PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of March 31, 2000 and June 30, 1999....................................1
Consolidated Statements of Income and Retained Earnings
  for the Three Months and Nine Months Ended March 31, 2000 and 1999........3
Consolidated Statements of Cash Flows
  for the Nine Months Ended March 31, 2000 and 1999.........................4
Notes to Consolidated Financial Statements..................................5


ITEM 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................................6


ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk.........10


PART II -- OTHER INFORMATION


ITEM 1 -- Legal Proceedings ...............................................10
ITEM 2 -- Changes in Securities.............................................*
ITEM 3 -- Defaults Upon Senior Securities...................................*
ITEM 4 -- Submission of Matters to a Vote of Security-Holders...............*
ITEM 5 -- Other Information.................................................*
ITEM 6 -- Exhibits and Reports on Form 8-K.................................10






*No information submitted under this caption.

PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                       March 31      June 30
                                                         2000         1999
                                                      (Unaudited)    (Note)
Assets
Current assets:
  Cash and cash equivalents                           $9,540,837   $9,683,794
  Receivables, net of allowance for doubtful accounts
    (March 31, 2000-$237,405; June 30, 1999-$199,579):
       Trade                                          11,685,990    8,896,331
       Other                                             318,941    1,963,418
  Curr.portion of net investment in sales-type leases  4,461,543            -
  Prepaid expenses and supplies                        1,862,942    1,627,778
  Deferred income taxes                                2,973,000    1,907,000
Total current assets                                  30,843,253   24,078,321

Property and equipment:
  Land, buildings and improvements                     1,236,344    1,230,945
  Revenue equipment                                   72,748,701   80,264,223
  Service, office and other equipment                  2,962,192    2,885,076
                                                      76,947,237   84,380,244
  Less allowances for depreciation                    23,283,921   35,918,227
                                                      53,663,316   48,462,017
Other assets:
  Receivable from stockholders                            23,406       23,406
  Restricted cash                                      2,381,084    2,381,084
  Marketable securities                                  569,609      593,110
  Net investment in sales-type leases,
    less current portion                              11,154,906            -
  Other                                                  152,254      429,815
Total other assets                                    14,281,259    3,427,415

                                                     $98,787,828  $75,967,753

Note: The balance sheet at June 30, 1999 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                       March 31     June 30
                                                         2000         1999
                                                     (Unaudited)     (Note)
Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                              $1,649,534   $1,849,931
  Accrued expenses:
     Insurance reserves                                3,828,321    3,295,528
     Other                                             3,847,871    2,246,756
  Federal and state income taxes payable               1,681,531    2,707,890
  Current portion of long-term debt                   12,441,149   16,861,875
Total current liabilities                             23,448,406   26,961,980

Long-term debt, less current portion                  51,127,471   25,999,343
Deferred income taxes                                  5,292,000    4,809,000
Other liabilities                                         16,291       27,569

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,265,401 shares            32,654       32,654
  Additional paid-in capital                           3,747,575    3,747,575
  Retained earnings                                   15,375,314   14,709,630
  Unrealized depreciation on marketable
     securities, net of income taxes                     (51,619)    (119,734)
                                                      19,103,924   18,370,125
  Less treasury stock, at cost (60,125 shares)           200,264      200,264
                                                      18,903,660   18,169,861

                                                     $98,787,828  $75,967,753

Note: The balance sheet at June 30, 1999 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.


Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings

                               Three Months Ended        Nine Months Ended
                                   March 31                   March 31
                                2000         1999         2000         1999
                                  (Unaudited)               (Unaudited)
Operating revenue           $22,522,951  $22,700,681  $66,729,176  $71,454,700

Operating expenses and costs:
 Salaries, wages
   and fringe benefits        6,083,764    9,187,979   19,626,750   27,333,871
 Operating supplies
   and expense                4,658,643    7,419,101   15,571,967   22,651,372
 Taxes and licenses           1,137,993    1,378,592    3,278,400    4,145,408
 Insurance & claims           1,158,372    1,002,206    3,918,233    3,269,265
 Depreciation and amortization  511,475    1,958,973    2,033,461    7,893,806
 Rents and purchased
   transportation             7,269,852    1,472,285   18,848,589    3,451,381
 Other                          630,758      653,779    2,131,889    1,775,336
                             21,450,857   23,072,915   65,409,289   70,520,439
Operating income (loss)       1,072,094     (372,234)   1,319,887      934,261

Other income (expense)

Interest expense             (1,158,421)    (743,133)  (2,653,793)  (2,304,409)
Other income                    208,909      101,434      391,590      229,267
                               (949,512)    (641,699)  (2,262,203)  (2,075,142)
Income (loss)
  before income taxes           122,582   (1,013,933)    (942,316)  (1,140,881)
Federal and state income taxes
  Current                       116,000   (1,059,000)     279,000      283,000
  Deferred                     (484,000)     669,000   (1,887,000)    (722,000)
                               (368,000)    (390,000)  (1,608,000)    (439,000)
Net income (loss)               490,582     (623,933)     665,684     (701,881)
Retained earnings at beginning
  of period                  14,884,732   15,119,066   14,709,630   15,197,014
Retained earnings at
  end of period             $15,375,314  $14,495,133  $15,375,314  $14,495,133

Basic earnings (loss) per share   $0.15       ($0.19)       $0.21       ($0.22)
Average shares outstanding    3,205,276    3,200,586    3,205,276    3,195,436

Diluted earnings (loss) per share $0.15       ($0.19)       $0.21       ($0.22)
Diluted shares outstanding    3,205,276    3,200,586    3,205,276    3,195,436

See notes to consolidated financial statements.


Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                        Nine Months Ended
                                                             March 31
                                                          2000       1999
                                                            (Unaudited)

Operating activities
Net income (loss)                                      $ 665,684   $(701,881)
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                       6,700,419  10,280,521
   Provision for losses on accounts receivable            45,000      45,000
   Benefit for deferred income taxes                  (1,828,000)   (722,000)
   Gain on disposal of equipment                      (4,664,757) (2,386,713)
   Gain on sale of marketable securities                 (62,985)          -
   Changes in operating assets and liabilities:
      Accounts receivable                             (1,190,182)    104,344
      Prepaid expenses and supplies                     (332,599)   (580,433)
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities            (696,729)    576,377
      Other assets                                     3,078,788           -
Net cash provided by operating activities              1,714,639   6,615,215

Investing activities
Purchases of property and equipment                  (26,676,453) (7,152,787)
Investment in outside driver training facility           (37,550)   (280,000)
Net decrease in restricted cash                                -       5,908
Proceeds from sales of marketable securities             234,791           -
Proceeds from equipment sales                         19,853,230   5,606,720
Net cash used in investing activities                 (6,625,982) (1,820,159)

Financing activities
Proceeds from long-term borrowing                     26,593,937  12,506,871
Principal payments on long-term debt and
 capital lease obligations                           (21,825,551)(14,450,755)
Proceeds from exercise of stock options                        -      26,711
Net cash provided by (used in) financing activities    4,768,386  (1,917,173)

Increase (decrease) in cash and cash equivalents        (142,957)  2,877,883
Cash and cash equivalents at beginning of period       9,683,794   3,817,505

Cash and cash equivalents at end of period            $9,540,837  $6,695,388

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10-K for the fiscal year ended June 30, 1999.


Note B - Net Income (Loss) Per Share

                                   Three Months Ended     Nine Months Ended
                                        March 31               March 31
                                    2000       1999         2000       1999
                                       (Unaudited)            (Unaudited)

Average shares outstanding       3,205,276   3,200,586   3,205,276   3,195,436
Net effect of dilutive stock options     -           -           -           -

Diluted shares outstanding       3,205,276   3,200,586   3,205,276   3,195,436

Net income (loss) for the period  $490,582   ($623,933)   $665,684   ($701,881)

Earnings (loss) per share            $0.15      ($0.19)      $0.21      ($0.22)

Diluted earnings (loss) per share    $0.15      ($0.19)      $0.21      ($0.22)


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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Third Quarter

Operating revenue for the third quarter of fiscal 2000 (ended March 31,2000) was $22,522,951 compared to $22,700,681 for the third quarter of fiscal 1999, a decrease of $177,730 or 0.8% for the period. At March 31, 2000, the Company's fleet consisted of 712 trucks and 2,212 trailers, while on March 31, 1999, the Company's fleet consisted of 828 trucks and 2,342 trailers. Logistics and intermodal revenue for the third quarter of fiscal 2000 increased by $231,524 from $1,375,792 for the third quarter of fiscal 1999 to $1,607,316 for the same period of fiscal 2000. The Company's revenue continued to be negatively impacted by a shortage of qualified drivers to operate its trucks during the third quarter of fiscal 2000. The Company traded in some of its trucks early due to the driver shortage and is replacing its older trucks with new trucks emphasizing driver comfort and convenience.

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, decreased as a percentage of revenue to 27.0% in the third quarter of fiscal 2000 from 40.5% in the third quarter of fiscal 1999. This decrease was largely due to the Company's smaller fleet and to the Company's implementation of its lease program for owner operators. In January of 2000 the Company implemented an increase in drivers' starting base pay ranging from 2 to 4 cents per mile and discontinued paying its drivers a quarterly performance bonus. The Company has targeted its pay increase and its recruiting efforts toward drivers with 3 or more years driving experience. The Company's driving force increased by 79 drivers in the quarter ended March 31, 2000.

Operating supplies and expenses, as a percentage of revenue, decreased to 20.7% in the third quarter of fiscal 2000 from 32.7% in the comparable period of fiscal 1999. Operating taxes and licenses also decreased to 5.1% of revenue in fiscal 2000 from 6.1% in fiscal 1999. Insurance and claims were 5.1% of revenue in fiscal 2000, increasing from 4.4% in fiscal 1999. Depreciation and amortization decreased to 2.3% of revenue in fiscal 2000 from 8.6% in fiscal 1999 due to a gain on sale of equipment of $2,214,744 which was realized in the third quarter of fiscal 2000 as compared to a gain of $1,345,706 in the third quarter of fiscal 1999. Rents and purchased transportation increased to 32.3% of revenue in fiscal 2000 from 6.5% in fiscal 1999 primarily due to payments made to the Company's owner operators and to increased logistics activities. Other expenses were 2.8% of revenue in the third quarter of fiscal 2000 and 2.9% in the comparable period of 1999.

Operating revenue for the third quarter of 2000 decreased by 0.8% over the comparable period of 1999, while operating expenses decreased by $1,622,058 or 7.0%. Accordingly, the Company's operating ratio improved from 101.6% in the third fiscal quarter of 1999 to 95.2% in the same period of fiscal 2000.

Interest expense increased to 5.1% of revenue in the third quarter of fiscal 2000 from 3.3% recorded in the third quarter of fiscal 1999 due to the increase in debt associated with the purchase of new equipment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

The Company recognized a previously unrealized tax benefit, the result of a revenue equipment leasing transaction entered into during fiscal year 1995. Consequently, the Company recognized a deferred income tax credit of $415,000 during the quarter ended March 31, 2000.

Net income for the third quarter of fiscal 2000 ended March 31, 2000 was $490,582 ($.15 earnings per diluted share) compared to a net loss of ($623,933) ($.19 loss per diluted share) during the comparable period of fiscal 1999, an increase of $1,114,515 for the period.


Results of Operations - Nine Month Period

Operating revenue for the first nine months of fiscal 2000 ended March 31, 2000 was $66,729,176 compared to $71,454,700 for the comparable period of fiscal 1999, representing a decrease of $4,725,524 or 6.6%. Logistics and intermodal revenue increased by $1,519,111 for the nine-month period of fiscal 2000 over the comparable period of fiscal 1999. As in the three-month period, a continued shortage of qualified drivers impaired the Company's ability to produce revenue.

Salaries, wages, and fringe benefits decreased to 29.4% of revenues in the nine-month period of fiscal 2000 from the 38.3% reported in the nine-month period of fiscal 1999. As in the three-month period, this decrease is primarily due to the Company's implementation of its lease program for owner operators. Operating supplies and expenses decreased to 23.3% of revenue in fiscal 2000 from 31.7% in fiscal 1999. Taxes and licenses decreased to 4.9% of revenue during fiscal 2000 from 5.8% in fiscal 1999. Insurance and claims were 5.9% of revenue in fiscal 2000, increasing from 4.6% in fiscal 1999. Depreciation and amortization, as a percentage of revenue, decreased to 3.0% of revenue in fiscal 2000 from 11.0% in the same period of fiscal 1999. A gain on sale of equipment of $4,664,757 was included in the nine-month period of fiscal 2000 as compared to a gain of $2,386,713 in the same period of fiscal 1999. Rents and purchased transportation increased to 28.2% of revenue in the first nine months of fiscal 2000 from 4.8% during the comparable period of fiscal 1999. As was the case in the three-month period, this increase was caused primarily by payments made to the Company's owner operators and by increased logistics activities. Other expenses increased to 3.2% in the nine-month period of fiscal 2000 from 2.5% in the nine-month period of fiscal 1999.

Operating revenue for the nine-month period of 2000 decreased by 6.6% over the comparable period of 1999, while operating expenses decreased by $5,111,150 or 7.2%. Accordingly, the Company's operating ratio improved to 98.0% for the nine-month period in 2000 from 98.7% during the same period in 1999.

Interest expense increased to 4.0% of revenue in the first nine months of fiscal 2000 from 3.2% recorded in the first nine months of fiscal 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

The Company recognized a previously unrealized tax benefit, the result of a revenue equipment leasing transaction entered into during fiscal year 1995. Consequently, the Company recognized a deferred income tax credit of $1,245,000 during the nine-month period ended March 31, 2000.

Net income for the first nine months of fiscal 2000 ended March 31, 2000 was $665,684 ($.21 earnings per diluted share) compared to a net loss of ($701,881) ($.22 loss per diluted share) during the comparable period of fiscal 1999, an increase of $1,367,565 for the nine-month period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Fuel costs continued to increase in the third quarter of fiscal 2000, averaging 45 cents per gallon higher than in the same quarter of fiscal 1999. For the nine-month period ended March 31, 2000, the average cost per gallon was 35 cents higher than in the same period of fiscal 1999. Although average price per gallon was higher, the Company's total cost of fuel decreased due to the smaller fleet and because owner operators are responsible for purchasing their own fuel. Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Further cost increases or shortages of fuel could affect the Company's future profitability.

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

Operating activities provided cash flows of $1.7 million for the first nine months of fiscal 2000 compared to $6.6 million for the same period of fiscal 1999. Cash flows from operations in the first three quarters of fiscal 2000 were the result of $.7 million net income, $6.7 million in depreciation offset by $4.7 million from gain on disposal of assets and $1.0 million used in other working capital assets and liabilities. Investing activities used net cash of $6.6 million during the first nine months of fiscal 2000 compared to $1.8 million net cash used in the same period of fiscal 1999. Financing activities provided net cash of $4.8 million during the first three quarters of fiscal 2000 compared to $1.9 million net cash used in fiscal 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

The Company's working capital increased by $10.3 million to $7.4 million at March 31, 2000 from a deficit of $2.9 million at June 30, 1999. Approximately $4.5 million of this increase is due to the net investment in
sales-type leases resulting from the owner-operator program.   Under this
program, owner-operators may qualify to lease/purchase a truck. The current portion of lease payments due from owner-operators generate an increase in working capital. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital will be sufficient for its short-term needs.

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

During the first nine months of fiscal 2000, the Company has taken delivery of 551 new trucks and has sold 567 trucks, decreasing its fleet to 712 at March 31, 2000. The sale of these trucks resulted in a gain of approximately $3.6 million. The Company has entered into an agreement to purchase 244 new trucks for its fleet with deliveries beginning in April of 2000 and continuing through October of 2000. The Company will sell approximately 50 of its older trucks, which will return the Company's fleet to its former size of 900 trucks. The cost of the new trucks, net of trade-ins, will be approximately $16,200,000. The new truck specifications include features that afford the driver a higher level of comfort and appeal than the older models being traded in. Management believes that these new trucks, when placed in service, will reduce maintenance costs and time lost for repairs. In order to improve its operating results, the Company has implemented a new program in which owner-operators may qualify to lease/purchase a truck and be paid a percentage of the Company's revenue to operate it under a contract with the Company to haul freight for its customers. Management believes that an owner-operator fleet will improve results in the Company's driver retention efforts. Additionally, certain costs associated with truck ownership will pass from the Company to the owner-operator.

During the first nine months of fiscal 2000, the Company has taken delivery of 100 new 53 foot trailers and has sold 202 of its 48 foot trailers. This sale resulted in a gain of approximately $1.1 million. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments. The Company has entered into an agreement to purchase 100 new 53 foot trailers beginning in May of 2000. The cost of the new trailers will be approximately $1.8 million. The Company currently owns and operates 996 of the 53 foot trailers and 1,216 of the 48 foot trailers.


The Company, on April 1, launched an enterprise for trucking companies to share excess loads with each other for their mutual benefit. Carriersco-op.com is an innovative business-to-business internet-based method for carriers to increase their business, decrease expenses related to empty miles, provide more service to their customers, and decrease or eliminate the need for non-asset based third party freight brokerage firms. Carriers will pay an annual fee for membership and the Company will receive a fee for each load accepted by a member carrier from the member carrier who posted the load. Member carriers receive discounts on their supplies from select advertisers who pay an annual fee to the Company for their representation on the Carriers Co-op website. The business is a wholly-owned subsidiary of the Company. The web address for Carriers Co-op is http://www.carriersco-op.com.


Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions made by management from information currently available to management. These statements address future plans, expectations and events or conditions concerning various matters such as the results of the Company's sales efforts as set forth in the discussion of results of operations, capital expenditures, litigation and capital resources and accounting matters. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from those currently reported.

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

No reports on Form 8-K were filed during the three months ended March 31, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CANNON EXPRESS, INC.
                                     (Registrant)


Date: May 15, 2000                /s/ Dean G. Cannon
                                        President, Chairman of the Board,
                                        Chief Executive Officer and Chief
                                        Accounting Officer



Date: May 15, 2000               /s/  Rose Marie Cannon
                                        Secretary, Treasurer and Director