Form 10-K
period 2000-06-30
CANNON EXPRESS INC
filed 2000-09-28
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

Aggregate market value of voting stock held by non-affiliates of the registrant at August 31, 2000: $2,987,596.

Number of shares of common stock outstanding at August 31, 2000:
Common Stock - 3,205,276

Documents incorporated by reference: Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 21, 2000.


Part I


Item 1.  Business

Cannon Express, Inc. (the "Company" or "Registrant") is an irregular route, truckload carrier with headquarters in Springdale, Arkansas, transporting a wide range of general commodities in the United States pursuant to nationwide operating authorities granted by the Department of Transportation ("DOT"), and in Canada through operating authorities granted by the Canadian provinces. At June 30, 2000, the Company operated a fleet of 775 tractors and 2,280 trailers, and employed 935 people, none of whom is represented by a collective bargaining agreement. Revenues from truckload operations accounted for approximately 95% of total revenues for the year ended June 30, 2000.

The Company also provides logistics services utilizing equipment and services provided by unrelated third parties in the transportation industry. Revenues from logistics services represented approximately 5% of total revenues realized for the year ended June 30, 2000.

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

During the fiscal year ended June 30, 2000, Wal-Mart Stores, Inc. ("Wal-Mart") accounted for 17.9% and International Paper, Inc. accounted for 9.4% of the Company's operating revenue. During the fiscal years ended June 30, 1999 and 1998, Wal-Mart accounted for 28.9% and 47.0%, respectively, and International Paper accounted for 13.1% and 14.4%, respectively, of operating revenue. In March of 1998 the Company made a decision not to continue some of the freight movements at the rates then being offered by Wal-Mart. Management of the Company believes that its longer-term interests will be best served by diversifying its customer base. The Company does not have long-term contracts with its customers, and, accordingly, there is no assurance that the current volume of business from these major customers will continue. Management believes that the sudden loss of a significant customer could have a material adverse effect on revenue, equipment utilization and operating efficiencies.

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

Dispatchers are responsible for conveying shipment information to assigned drivers. Dispatchers and drivers communicate with one another either by telephone as the driver makes routine stops in transit, or through on-board computers and a satellite link. This link also enables the dispatcher to monitor the progress of a particular shipment. At the shipment's origin, the driver notifies the dispatcher when the shipment has been loaded and then proceeds to the shipment's destination. When the shipment has reached its destination, the driver is assigned another shipment by the dispatcher.

Once documents (such as driver's log, bill of lading and fuel tickets) have been received by the Company, they are examined by the fuel and safety departments and then by the billing department, which verifies shipment and billing information previously entered into the computer by operations personnel. Computer-generated bills are typically sent to the customer on the same day shipment documents are received. The Company transmits freight bills and shipment status information electronically through "EDI" ("Electronic Data Interchange") for certain customers.

Through the use of its computer system, complimentary software and inter-computer linkage with a fuel billing network, the Company monitors and coordinates routes and shipments. This system also enables dispatchers and customer coordinators to instantaneously send and receive shipment information. The computer system is also used for payroll, billing and bookkeeping.

The Company has purchased new computer software for its business. This decision was made primarily due to the increased cost and inefficiency of maintaining the Company's own software. The new software required that the Company also purchase new computer hardware. Management believes that the new system will enable the Company to better manage its business and to utilize new technologies as they are developed. The Company converted its systems during the second half of calendar year 1999.

Drivers and Other Employees

As of June 30, 2000, the Company employed 714 drivers and driver trainees. All drivers are selected in accordance with Company guidelines relating primarily to safety record, driving experience and personal evaluation. The Company requires all drivers to meet experience requirements or to satisfactorily complete a training program, which pairs a trainee with one of the Company's proven driver trainers. Trainees sharpen the skills necessary for success and are evaluated daily by their trainer. Once selected, a driver or driver trainee is instructed in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of the equipment.

The Company's drivers are compensated on the basis of miles driven, loading, unloading and delivery stops, plus bonuses. Base pay per mile increases with a driver's completion of a specified number of miles safely driven. Effective January 1, 2000, the Company implemented an increase in drivers' starting base pay ranging from 2 to 4 cents per mile and discontinued paying its drivers a quarterly performance bonus. The Company has targeted its pay increase and its recruiting efforts toward drivers with 3 or more years driving experience. Company drivers who qualify are also paid an annual safety bonus. Company drivers were awarded approximately $238,000 in safety bonuses during fiscal 2000 as compared with approximately $1,300,000 awarded during fiscal 1999. Prior to December 1999, the Company's drivers were awarded quarterly performance bonuses, which were added into their base pay after December 1999.

Like other truckload carriers, the Company experiences significant driver turnover. The Company experienced a shortage of qualified drivers during fiscal 2000. Management anticipates that competition for qualified drivers will intensify. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements; however, no assurance can be made that the Company will not experience a shortage of drivers in the future. In an effort to improve its operating results, the Company implemented a new program during fiscal
2000 in which owner-operators may qualify to lease/purchase a truck and be paid a percentage of the Company's revenue to operate the truck under a contract with the Company to haul freight for its customers. Management believes that an owner-operator fleet will improve results in the Company's driver retention efforts. Additionally, certain costs associated with truck ownership will pass from the Company to the owner-operator.

As of June 30, 2000, the Company employed:                   2000    1999
     Drivers and Driver Trainees (incl. Owner-Operators)      714     700
     Management                                                16      16
     Operations, Marketing, and Administration                144     142
     Maintenance and Repair                                    61      89
     Total                                                    935     947

Management considers relations with its employees to be satisfactory and has not experienced collective bargaining efforts in the past, nor does it anticipate any collective bargaining by employees in the future. The Company has a 401(k) plan for its drivers and other employees. Company contributions, if any, are determined annually by its Board of Directors.

Tractors and Trailers

At June 30, 2000, the fleet consisted of 775 tractors and 2,280 trailers, compared to 728 tractors and 2,314 trailers at June 30, 1999. During the fiscal year ended June 30, 2000, 620 tractors were sold and 667 new tractors were added to the fleet. In an effort to improve its operating results, the Company during the fiscal year ending June 30, 2000, implemented a new program in which owner-operators may qualify to lease/purchase a truck and be paid a percentage of the Company's revenue to operate it under a contract with the Company to haul freight for its customers. Management believes that an owner-operator fleet will improve results in the Company's driver retention efforts. Additionally, certain costs associated with truck ownership will pass from the Company to the owner-operator. In addition, the Company added 200 new trailers and sold 234 trailers during the fiscal year ended June 30, 2000.

Tractors are acquired primarily with driver comfort, fuel efficiency and overall economy in mind. All tractors operated by the Company are conventionals, rather than cab-overs. Management believes that this type of tractor will provide the driver greater comfort and will require less overall maintenance because of the tractor's easier ride on the road. As of June 30, 2000, substantially all of the Company's tractors were manufactured by International, while trailers were manufactured by Pines and Great Dane. The Company has negotiated extended warranties on many of its tractors and intends to trade-in such tractors on approximately a three-year cycle. Manufacturers of tractors are required to certify to the Company that new tractors meet federal emissions standards. All trailers in the fleet measure 48 or 53 feet in length by 102 inches in width.

The Company has a comprehensive preventive maintenance program for its tractors and trailers. Inspections and different levels of repair or maintenance are performed at regular intervals. At each inspection, diagnostic tests are performed to ensure proper operation of equipment.

The following table shows the type and age of equipment operated by the Company at June 30, 2000:


            MODEL            OVER-the-ROAD   48-FOOT      53-FOOT
             YEAR              TRACTORS     TRAILERS     TRAILERS
            2001                   55            -          100
            2000                  612            -          100
            1999                  100            -            -
            1998                    -            -          596
            1997                    -            -          297
            1996                    2          297            -
            1995                    3          667            -
            1994                    -          141            -
            1993 thru 1983          3           82            -
                                  775        1,187        1,093


Fuel

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Both the availability and the cost of diesel fuel are influenced by economic and political events not within the Company's control. The Company does not presently participate in any program to insure price stability. During fiscal 2000, the Company's average cost per gallon was approximately 30 cents higher than in fiscal 1999. During the 4th quarter of fiscal 2000, the Company's average price per gallon was 32 cents higher than in the same period of the previous year. Although the average price per gallon was higher, the Company's total cost of fuel decreased due to its smaller fleet and because owner operators are responsible for purchasing their own fuel. However, owner operators receive a fuel surcharge for their higher fuel costs, whether or not the Company is able to pass the surcharge on to its customers. As of September 25, 2000, the average cost of a gallon of diesel fuel was approximately 47 cents higher than in the previous year. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Although the Company has implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. The current cost or future cost increases or shortages of fuel could affect the Company's future profitability.

Governmental Regulation

The Company is a motor common and contract carrier previously regulated by both the Interstate Commerce Commission ("ICC") and various state agencies. Although the "ICC Termination Act of 1995" effectively eliminated the ICC as of January 1, 1996, most functions of the ICC were transferred to the Department of Transportation ("DOT"). These regulatory authorities have broad powers generally governing matters such as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions and periodic financial reporting. In addition, the Company's Canadian business activities are subject to similar requirements imposed by provincial and Canadian regulations. Canadian business activities represent less than 1% of total company operations.

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

The Company maintains cargo loss and damage insurance and collision coverage on owned and leased equipment. In addition, with the assistance of its third-party administrator, workers' compensation claims are self-insured up to
$300,000.   The Company also has excess general liability coverage in amounts substantially exceeding minimum legal requirements and believed to be sufficient to protect the Company against material loss. Management believes that current insurance coverage adequately protects the Company from liability arising from normal operations. Although coverage is currently available from multiple sources, a material decrease in availability, or a substantial increase in costs, could have a material adverse effect on the Company's profitability.


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


Item 3.  Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position. Additionally, a decision has been rendered against the Company by the Equal Employment Opportunity Commission ("EEOC") for unlawful hiring practices regarding pre-employment questions about medical issues. The Company believed it was required by Department of Transportation regulations to ask these questions. The Company is unable to predict the range of any possible penalties imposed, but does believe that the resulting penalties will not have a material adverse effect on profitability or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

                              Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

(a) Prior to March 3, 1998, the Company's common stock was traded on the NASDAQ National Market System under the symbol CANX.

     On March 3, 1998, the Company transferred its listing from the NASDAQ National Market System to the American Stock Exchange under the symbol AB.

     The range of high and low sales prices for the last eight fiscal quarters is as follows:

                                        COMMON STOCK
                                  HIGH               LOW

     YEAR ENDED JUNE 30, 2000:

     First Quarter             $ 3  7/16          $ 2  3/4
     Second Quarter              3  5/8             2
     Third Quarter               2  3/4             1  5/8
     Fourth Quarter              2  5/8             1  3/8


     YEAR ENDED JUNE 30, 1999:

     First Quarter             $ 8  9/16          $ 6  5/8
     Second Quarter              6  1/2             4  7/8
     Third Quarter               6  3/8             2
     Fourth Quarter              4  1/2             2  1/4

(b) The approximate number of holders of common stock as of August 31, 2000 was 1600.

(c) The Company has not paid any dividends on its Common Stock. The present policy of the Company is to retain cash earnings to provide funds for operations and expansion of the Company's business.


Item 6.  Selected Financial Data

The following table provides a summary of selected financial data for Cannon Express, Inc.

                                     FISCAL YEAR ENDED JUNE 30,
                              2000     1999     1998      1997     1996
                                 (in thousands except per share data)

Operating Revenue           $91,779   $95,213  $109,245  $106,136  $89,991


Income (loss) before
   cumulative
   effect of change
   in accounting
   principle                    520      (487)    1,815     1,432    2,159


Basic and diluted earnings
   (loss) per share(1, 2 & 3):  .16      (.15)      .57       .45      .69



Total assets               $103,889   $75,968   $80,886   $81,188  $84,358


Long term debt,
   less current portion     $56,648   $25,999   $29,768   $35,393  $43,964












(1) Earnings per share have been restated to give effect to the stock recapitalization effected on April 10, 1996.


(2) Basic earnings per share is computed based on the weighted average number of shares outstanding during the year.


(3) Calculation for 2000 does not include effect of certain out of market options as they are antidilutive. (See Note 1 of the Notes to Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following table sets forth the percentage relationship of certain revenue and expense items for the fiscal years indicated.

                                               Percentages of
                                              Operating Revenue
                                              Year Ended June 30,
                                           2000      1999      1998

Operating revenue                         100.0%    100.0%    100.0%

Operating expenses and costs:
  Salaries, wages and fringe benefits      28.1%     37.9%     33.1%
  Operating supplies and expenses          24.1      31.5      28.7
  Operating taxes and licenses              4.5       5.8       5.4
  Insurance and claims                      5.2       4.5       4.7
  Depreciation and amortization             4.4      10.4      11.5
  Rents and purchased transportation       28.8       5.5       8.7
  Other                                     3.0       2.4       2.0
    Total operating expenses               98.1      98.0      94.1
Operating income                            1.9       2.0       5.9
Other income (expense):
  Interest and dividend income              0.5       0.4       0.3
  Gain (loss) on marketable securities     (0.1)     (0.0)     (0.9)
  Interest expense                         (4.2)     (3.2)     (3.0)
Income (loss) before income taxes          (1.9)     (0.8)      2.3
Income taxes                               (2.5)     (0.3)      0.6
Net income (loss)                           0.6%     (0.5)%     1.7%

RESULTS OF OPERATIONS:

Fiscal year ended June 30, 2000 compared to Fiscal year ended June 30, 1999

Operating revenue for fiscal 2000 decreased 3.6% or $3,434,142 to $91,778,766. The Company's revenue continued to be negatively impacted by a shortage of qualified drivers to operate its trucks in fiscal 2000. Logistics and intermodal revenue during fiscal 2000 increased by $1,875,820, or 35.7%, over the comparable period in fiscal 1999. Management intends to continue to increase its activities in the logistics area as additional opportunities arise.

Salaries, wages and fringe benefits decreased 28.4% or $10,262,802 to $25,820,469 in fiscal 2000. This decrease was largely due to the Company's smaller fleet and to the Company's implementation of its lease program for owner operators.

Operating supplies and expenses decreased 26.2% or $7,858,124 to $22,088,998 in fiscal 2000. Fuel costs for the fiscal year ended June 30, 2000 averaged 30 cents per gallon higher than in the comparable period of fiscal 1999, which together with a decrease in total miles driven of 8,225,126 and the purchase of fuel by owner operators, decreased operating expense by approximately $2,560,000 during the 12 month period. Maintenance and tire costs also decreased by approximately $4,580,000 due to the increase in owner operators, who are responsible for these costs.

Operating taxes and licenses decreased 26.1% or $1,446,785 to $4,091,827 in fiscal 2000 primarily due to lower fuel taxes as the result of fewer miles driven and to the increase in owner operators.

Insurance and claims increased 12.4% or $527,042 to $4,790,074 in fiscal 2000. The major portion of this increase was due to workers' compensation reserves which the Company anticipates will be paid out to an ex-driver who was seriously injured in a one-vehicle accident. The Company's claims costs also increased slightly due to accident settlements which were in excess of reserve amounts.

Depreciation and amortization decreased 59.4% or $5,859,622 to $4,006,992 in fiscal 2000. This decrease is primarily due to a gain on sale of equipment of $5,163,933 which was realized in fiscal 2000 as compared to a gain of $3,211,610 in fiscal 1999 as gains are netted against depreciation and amortization.

Rents and purchased transportation increased 409.6% or $21,308,726 to $26,511,107 in fiscal 2000 primarily due to payments made to the Company's owner operators and to increased logistics activities.

The Company's operating ratio increased to 98.1% for fiscal 2000 from 98.0% for the prior year, reflecting a decline of 0.1% for the period.

Interest expense increased 27.8% or $833,937 in fiscal 2000 due to the increase in debt associated with the purchase of new equipment.

The Company recognized a previously unrealized tax benefit, the result of a revenue equipment leasing transaction entered into during fiscal year 1995. Consequently, the Company recognized a current income tax credit of $1,660,000 during fiscal year 2000.

Net income for fiscal year ended June 30, 2000 was $520,501 ($.16 earnings per diluted share) compared to net loss of $(487,384) ($.15 loss per diluted share) during fiscal 1999, an increase of $1,007,885 or 206.8%.

Fiscal year ended June 30, 1999 compared to Fiscal year ended June 30, 1998

Operating revenue for fiscal 1999 decreased 12.8% or $14,032,090 to $95,212,908. This decrease was primarily due to a reduction in the amount of business the Company received from its major customer (Wal-Mart). In March of 1998, the Company made a decision not to continue some of the freight movements at the rates then being offered. Management of the Company believes that its longer-term interests will be best served by diversifying its customer base. During fiscal 1999, Wal-Mart revenue was $27,528,084 or 28.9% of total revenue compared to $51,479,789, or 47.0% of total revenue during the same period of fiscal 1998, representing a decrease of $23,951,705 for the period. The Company has hired 3 salespersons to replace the lost business, however, to date the shortfall in revenue has not been totally replaced. The Company also saw a decrease in its logistics and intermodal revenue from $11,038,945 in fiscal 1998 to $5,248,368 in fiscal 1999. This decrease was due to the Company's need to retain freight for its own trucks and not offering the same amount of excess freight to other companies' trucks as in the prior year. The Company believes that its sales efforts will be rewarded in the future through higher rates and with equipment utilization returning to historical levels.

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


Depreciation and amortization decreased 21.8% or $2,744,384 to $9,866,614 in fiscal 1999. This decrease is due to a gain on sale of equipment of $3,211,610 which was realized in fiscal 1999 compared to a gain of $464,552 in fiscal 1998 as the gain on sale of equipment is netted against depreciation and amortization.

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

Liquidity and Capital Resources

Cash flows from Operations - Operating activities provided cash of $2.5 million and $10.9 million in fiscal 2000 and 1999, respectively. Net cash flows from operations in fiscal 2000 were primarily the result of $0.5 million net income, $9.2 million in depreciation offset by $5.2 million from gain on disposal of assets, and a $2.0 million increase in accounts receivable and other assets.

Cash flows from Investing Activities - Investing activities used net cash of $9.9 million in fiscal 2000 and provided net cash of $0.7 million in fiscal 1999. Purchases of new equipment totaling $32.1 million was offset by $22.2 million in equipment sales and other investing activities for 2000. Purchases of new equipment totaling $7.1 million was offset by $7.8 million in equipment sales and other investing activities for 1999.

Cash flows from Financing Activities - Financing activities provided net cash of $6.0 million in fiscal 2000 and used net cash of $5.7 million in fiscal 1999.

Working capital needs have been met primarily from cash generated from operations. During the fiscal year ended June 30, 2000, cash provided by operating activities was $2,528,822, down from $10,877,203 for the prior fiscal year ended June 30, 1999. The current ratio increased from 0.89 at June 30, 1999 to 1.64 at June 30, 2000. Working capital increased by $16.6 million to $13.7 million at June 30, 2000 from a deficit of $2.9 million at June 30, 1999. Approximately $6.6 million of this increase is due to the net investment in sales-type leases resulting from the owner-operator program. Under this program, an owner-operator may qualify to lease/purchase a truck. The current portion of lease payments due from owner-operators generates an increase in working capital. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital will be sufficient for its short-term needs.

During the fiscal year ended June 30, 2000, 620 tractors were sold and 667 new tractors were added to the fleet. The Company added 200 new trailers and sold 234 trailers during the fiscal year ended June 30, 2000.

The Company, on April 1, 2000, launched an enterprise for trucking companies to share excess loads with each other for their mutual benefit. Carriersco-op.com is an innovative business-to-business internet-based method for carriers to increase their business, decrease expenses related to empty miles, provide more service to their customers, and decrease or eliminate the need for non-asset based third-party freight brokerage firms. Carriers will pay an annual fee for membership and the Company will receive a fee for each load accepted by a member carrier from the member carrier who posted the load. Member carriers receive discounts on their supplies from select advertisers who pay an annual fee to the Company for their representation on the Carriers Co-op website. Approximately 89,000 member trucks were represented on the co-op at June 30, 2000. The business is a wholly-owned subsidiary of the Company. The web address for Carriers Co-op is http://www.carriersco-op.com.


Inflation

Inflation continues to have a minimal impact on operations.


Seasonality

In the trucking industry generally, results of operations show a seasonal pattern because customers reduce shipments during the winter. Historically, the Company's operating efficiency has decreased during the winter months due to increased maintenance costs, reduced fuel efficiency, detours and delays for weather.


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


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of Registrant

Certain information about directors and executive officers of the Company is set forth below:

     Name                 Age                 Position
     Dean G. Cannon        59        President and Chairman of the Board
     Rose Marie Cannon     59        Secretary, Treasurer and Director
     Larry L. Patrick      55        Vice President
     Duane Wormington      43        Vice President of Finance

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

Based solely upon a review of the copies of such reports furnished to the Company, or written representations from certain reporting persons, the Company believes that, during the 2000 fiscal year, all filing requirements were complied with as they apply to its officers, directors and greater than 10% beneficial owners. The remainder of this item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 21, 2000.

Item 11.  Executive Compensation

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 21, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 21, 2000.

Item 13.  Certain Relationships and Related Transactions

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 21, 2000.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  (1)  and
       (2) The response to this portion of Item 14 is submitted as a separate section of this report.
       (3) The exhibits as listed in the Exhibit Index are submitted as a separate section of this report. In accordance with SEC Rules, the following is a list of all Compensatory Plans or Arrangements of the Company:
                        Cannon Express 401(k)
                        Cannon Express, Inc. Incentive Stock Option Plan

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 28th day of September, 2000.

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


By:  /s/ Rose Marie Cannon
     Rose Marie Cannon
     Director, Secretary and Treasurer


By:  /s/ Roy E. Stanley
     Roy E. Stanley
     Director


By:  /s/ Uvalde R. Lindsey
     Uvalde R. Lindsey
     Director


FORM 10-K-ITEM 8, ITEM 14(a)(1) AND (2)
CANNON EXPRESS, INC., AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Cannon Express, Inc., and Subsidiaries are included in Item 8:

     Report of Independent Public Accountants.

     Consolidated Balance Sheets as of June 30, 2000 and 1999.

     Consolidated Statements of Operations for the years ended June 30, 2000, 1999 and 1998.

     Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements as of June 30, 2000 and 1999.

The following consolidated financial statement schedule of Cannon Express, Inc., and Subsidiaries is included in Item 14(d):

     Schedule II Valuation and Qualifying Accounts.


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.













Report of Independent Public Accountants



To the Board of Directors and Stockholders of Cannon Express, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Cannon Express, Inc. and subsidiaries (a Delaware corporation) as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cannon Express, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

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



                                     ARTHUR ANDERSEN LLP

Fayetteville, Arkansas
August 9, 2000






Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets
                                                   June 30,       June 30,
                                                     2000           1999
Assets
Current assets:
  Cash and cash equivalents                       $8,351,582    $9,683,794
  Receivables, less allowance for
   doubtful accounts (2000--$267,405;
   1999--$199,579):
     Trade                                        11,987,372     8,896,331
     Other                                         1,837,256     1,963,418
  Current portion of net investment
   in direct financing leases                      6,575,400             -
  Prepaid expenses and supplies                    1,623,267     1,627,778
  Deferred income taxes                            4,919,000     1,907,000
Total current assets                              35,293,877    24,078,321

Property and equipment:
  Land, buildings and improvements                 1,257,335     1,230,945
  Revenue equipment                               75,340,802    80,264,223
  Service, office and other equipment              2,932,135     2,885,076
                                                  79,530,272    84,380,244
  Less allowance for depreciation                 24,460,235    35,918,227
                                                  55,070,037    48,462,017
Other assets:
  Receivable from stockholders                        23,406        23,406
  Restricted cash                                  2,406,916     2,381,084
  Marketable securities                              346,970       593,110
  Net investment in direct financing
   leases, less current portion                   10,636,780             -
  Other                                              111,182       429,815
                                                  13,525,254     3,427,415


                                                $103,889,168   $75,967,753




See accompanying notes.



Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                    June 30,     June 30,
                                                      2000         1999


Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                          $1,529,639    $1,849,931
  Accrued expenses:
    Insurance reserves                             3,666,103     3,295,528
    Other                                          1,865,089     2,246,756
  Federal and state income taxes payable           1,414,652     2,707,890
  Current portion of long-term debt               13,098,351    16,861,875
Total current liabilities                         21,573,834    26,961,980

Long-term debt, less current portion              56,648,009    25,999,343
Deferred income taxes                              6,849,000     4,809,000
Other liabilities                                     12,531        27,569

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,265,401
    shares in 2000 and 1999                           32,654        32,654
  Additional paid-in capital                       3,747,575     3,747,575
  Retained earnings                               15,230,131    14,709,630
  Accumulated other comprehensive income,
    net of income taxes (credit) of
    $72,262 and $(74,955)in 2000 and
    1999, respectively                                (4,302)     (119,734)
                                                  19,006,058    18,370,125
  Less treasury stock, at cost
   (60,125 shares in 2000 and 1999)                  200,264       200,264
                                                  18,805,794    18,169,861

                                                $103,889,168   $75,967,753


See accompanying notes.



Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                 Years ended June 30,
                                          2000         1999            1998

Operating revenue                     $91,778,766   $95,212,908   $109,244,998
Operating expenses and costs:
 Salaries, wages and fringe benefits   25,820,469    36,083,271     36,125,916
  Operating supplies and expenses      22,088,998    29,947,122     31,376,630
  Operating taxes and licenses          4,091,827     5,538,612      5,856,056
  Insurance and claims                  4,790,074     4,263,032      5,162,252
  Depreciation and amortization         4,006,992     9,866,614     12,610,998
  Rents and purchased transportation   26,511,107     5,202,381      9,477,138
  Other                                 2,755,118     2,394,860      2,210,183
                                       90,064,585    93,295,892    102,819,173

Operating income                        1,714,181     1,917,016      6,425,825
Other income (expense):
  Interest expense                     (3,838,907)   (3,004,970)    (3,257,990)
  Interest and dividend income            469,942       361,460        346,288
  Loss on marketable equity securities    (99,715)      (27,890)    (1,025,536)
                                       (3,468,680)   (2,671,400)    (3,937,238)

Income (loss) before income taxes      (1,754,499)     (754,384)     2,488,587
Federal and state income taxes:
  Current (Credit)                     (1,303,000)     (292,000)       122,000
  Deferred (Credit)                      (972,000)       25,000        552,000
                                       (2,275,000)     (267,000)       674,000

Net income (loss)                       $ 520,501    $ (487,384)   $ 1,814,587

Basic earnings (loss) per share         $     .16    $    (0.15)   $      0.57
Average shares and share
 equivalents outstanding                3,207,172     3,197,896      3,170,775

Diluted earnings (loss) per share       $     .16    $    (0.15)   $      0.56
Diluted shares and share
 equivalents outstanding                3,207,172     3,197,896      3,252,931


See accompanying notes.


Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity


                                             Accumulated
                        Additional              Other
                Common   Paid-In   Retained  Comprehensive Treasury
                 Stock   Capital   Earnings     Income      Stock     Total

Balances at
 July 1, 1997  $32,058 $3,542,356 $13,382,427 $(509,256) $(200,264) $16,247,321

Comprehensive income
 Net income          -          -   1,814,587         -          -    1,814,587
  Accumulated other comprehensive income
   Write-down of marketable
   securities        -          -           -   509,256          -      509,256
Total comprehensive income                                            2,323,843
Stock issued:
 Exer. of options  472    102,212           -         -          -      102,684
 Tax benefit of
  stock options      -     76,420           -         -          -       76,420
Balances at
 June 30, 1998  32,530  3,720,988  15,197,014         -   (200,264)  18,750,268

Comprehensive income
 Net loss            -          -    (487,384)        -          -     (487,384)
 Accumulated other comprehensive income
  Unrealized depreciation on marketable
   securities        -          -           -  (147,624)         -     (147,624)
  Realized loss on marketable
   securities        -          -           -    27,890          -       27,890
Total comprehensive income                                             (607,118)
Stock issued:
 Exer. of options  124     26,587           -         -          -       26,711
Balances at
 June 30, 1999  32,654  3,747,575  14,709,630  (119,734)  (200,264)  18,169,861

Comprehensive income
  Net income         -          -     520,501         -          -      520,501
  Accumulated other comprehensive income
   Unrealized appreciation on marketable
    securities       -          -           -    54,107          -       54,107
  Realized loss on marketable
    securities       -          -           -    61,325          -       61,325
Total comprehensive income                                              635,933
Balances at
 June 30, 2000 $32,654 $3,747,575 $15,230,131  $ (4,302) $(200,264) $18,805,794


See accompanying notes.

Cannon Express, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                  Years ended June 30
                                           2000          1999          1998
Operating activities
Net income (loss)                       $ 520,501    $ (487,384)    $1,814,587
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization         9,173,125    13,077,769     13,075,545
  Provision for losses on
   accounts receivable                     75,000        60,000         45,000
  Provision (credit) for deferred
   income taxes                        (2,632,000)       25,000        552,000
  Gain on disposal of equipment        (5,163,933)   (3,211,610)      (464,552)
  Loss on sale of marketable securities    99,715        27,890              -
  Write-down of marketable securities           -             -      1,025,536
  Changes in operating assets and liabilities:
    Receivables                        (3,039,879)      136,560     (1,097,068)
    Prepaid expenses and supplies         (92,924)     (205,319)      (107,869)
    Accounts payable, accrued expenses,
     income taxes payable,
     and other liabilities                (36,884)    1,454,297        (71,118)
    Net investment in direct financing
      leases                            3,651,121             -              -
    Other assets                          (25,020)            -        (11,400)
Net cash provided by
 operating activities                   2,528,822    10,877,203     14,760,661

Investing activities
 Purchases of property and equipment  (32,112,256)   (7,174,194)   (12,926,251)
 Net decrease (increase)
  in restricted cash                      (25,832)        5,748       (176,806)
 Investment in outside driver
  training facility                       (37,550)     (280,000)             -
 Proceeds from sales of
  marketable securities                   371,669        48,633         50,000
Proceeds from equipment sales          21,921,095     8,063,555      1,538,650
Net cash provided by
 (used in) investing activities        (9,882,874)      663,742    (11,514,407)

Financing activities
 Proceeds from long-term borrowings    31,227,405    12,506,871     11,045,720
 Principal payments on long-term debt and
  capital lease obligations           (25,205,565)  (18,208,238)   (14,572,779)
 Proceeds from exer. of stock options           -        26,711        102,684
Net cash provided by
 (used in) financing activities         6,021,840    (5,674,656)    (3,424,375)

Increase (decrease) in cash
 and cash equivalents                  (1,332,212)    5,866,289       (178,121)
Cash and cash equivalents
 at beginning of year                   9,683,794     3,817,505      3,995,626

Cash and cash equivalents
 at end of year                       $ 8,351,582   $ 9,683,794     $3,817,505

See accompanying notes.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

1. Nature of Operations and Summary of Significant Accounting Policies

Consolidation and Business - The consolidated financial statements include the accounts of Cannon Express, Inc. (the "Company" ) and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company operates as an irregular route, truckload carrier.


Property and Equipment - Property and equipment are recorded at cost. For financial reporting purposes, the cost of such property is depreciated by the straight-line method. For tax reporting purposes, accelerated cost recovery methods are used. Gains on sales of revenue equipment are recognized in the period realized. Tires purchased with revenue equipment have been capitalized as a part of the cost of such equipment; however, replacement tires are expensed when placed in service. The estimated useful life of revenue equipment is 3 to 7 years, and the estimated useful life of service, office and other equipment is 5 to 7 years.


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


Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies
(continued)

The Company accounts for earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. In computing Diluted earnings per share, only potential common shares that are dilutive - those that reduce earnings per share or increase loss per share - are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported or the exercise price of the convertible securities exceeds the market price. As the exercise price of all potentially dilutive financial instruments was less than the market price at June 30, 2000, and the Company incurred a loss from continuing operations for the year ended June 30, 1999, Basic earnings per share and Diluted earnings per share computed in the same manner. Although such financial instruments were not included due to being antidilutive, the Company does have 84,647 shares of potentially dilutive financial instruments in the form of warrants and options at June 30, 2000.

Insurance -The Company is self-insured up to certain limits for workers' compensation, cargo loss and damage, and certain property damage and liability claims. Provision has been made for the estimated liabilities for claims incurred, including liabilities for claims incurred but not reported. The amount of actual losses incurred could differ materially from the estimates reflected in these financial statements.

The Company's insurance activities are secured by $3,231,000 in letters of credit. Restricted cash of $2,406,916 and $2,381,084 at June 30, 2000 and 1999, respectively, represents certificates of deposit held as collateral for these letters of credit.

Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Marketable Equity Securities - Noncurrent marketable equity securities for which the Company has no immediate plan to sell are classified as available-for-sale and carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity.

Realized gains and losses, based on the specifically identified cost of the security, are included in net income.

The amortized cost and approximate fair values of noncurrent marketable equity securities classified as available-for-sale are as follows:

                                             June 30
                                        2000        1999
   Cost                               $353,965    $787,799
   Unrealized losses                    (6,995)   (194,689)
   Fair value                         $346,970    $593,110

Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies
(continued)

A single equity security accounted for approximately 48% of the fair value of marketable equity securities at June 30, 1999.

Proceeds from sales of available-for-sale equity securities were $371,669, $48,633 and $50,000 for 2000, 1999 and 1998, respectively. Resultant gross losses of $(99,715), $(27,890) and $(1,025,536) were recognized and included in net income for 2000, 1999 and 1998, respectively. At June 30, 1998, the Company recognized a loss on available-for-sale equity securities of approximately $1,026,000. The Company's available-for-sale equity securities were recorded at their market value as of June 30, 2000 and 1999.

Deferred income taxes (Note 3) related to the net change in unrealized appreciation (depreciation) on available-for-sale securities, shown in stockholders' equity, were approximately $72,262, $(74,955), and $0 for 2000, 1999 and 1998, respectively.


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


Reclassification - Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 financial statement presentation. These reclassifications had no effect on net income.


Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


2. Long-term Debt

                                                    June 30
                                               2000           1999
Equipment notes (1)                       $ 27,477,650   $ 17,553,870
Capitalized lease obligations (2)           42,268,710     25,307,348
                                            69,746,360     42,861,218
Less current portion                        13,098,351     16,861,875
                                          $ 56,648,009   $ 25,999,343

(1)Represents loans on revenue equipment, payable in various installments through 2004 with a weighted average interest rate of 7.1%. Revenue equipment having a book value of approximately $19,705,240 at June 30, 2000 is pledged as collateral. The carrying amount of equipment notes payable approximates fair value at June 30, 2000.

(2)Capitalized lease obligations are for revenue equipment with an aggregate net book value of approximately $31,240,156 at June 30, 2000. The leases have a weighted average interest rate of 6.8%. The leases extend from three to seven years and contain renewal or fixed price purchase options. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

Revenue equipment having an original cost of approximately $19 million and leased to owner operators per direct financing leases described in Note 5 are pledged as collateral in part against both the equipment notes and capital lease obligations.

Annual maturities of long-term debt, excluding capitalized lease obligations (Note 6) at June 30, 2000, are:

                          2001       $ 6,730,130
                          2002         9,525,314
                          2003         8,852,717
                          2004         2,369,489
                          2005                 -
                                     $27,477,650

Interest paid was approximately $1,682,636, $2,916,000 and $3,203,000 during 2000, 1999 and 1998, respectively.


Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


3. Federal and State Income Taxes

A reconciliation between the effective income tax rate and the statutory federal income tax rate is presented in the following table:

                                                    Years ended June 30
                                                2000        1999       1998
Income taxes at the statutory
 federal rate of 34%                      $  (596,000)  $ (256,000)  $ 846,000
Federal income tax effects of:
  Equipment leasing transactions           (1,660,000)           -    (266,000)
  Other                                        50,000       19,000      17,000
Federal income taxes                       (2,206,000)    (237,000)    597,000
State income taxes                            (69,000)     (30,000)     77,000
                                          $(2,275,000)  $ (267,000)  $ 674,000





The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                                             June 30
                                                       2000           1999
Temporary Differences
Self-insurance accruals                           $  1,404,000   $  1,264,000
Current net investment in direct financing leases    2,518,000              -
Allowance/valuation reserves                           254,000        498,000
Revenue recognition                                     56,000         84,000
Prepaids and other                                     687,000         61,000
  Net current deferred income tax asset           $  4,919,000   $  1,907,000
Depreciation                                      $(13,973,000)  $(14,888,000)
Revenue equipment leases                            16,185,000      9,690,000
Net investment in direct financing leases           (9,108,000)             -
Valuation of available-for-sale securities              47,000        389,000
  Net non-current deferred income tax liability   $ (6,849,000)  $ (4,809,000)



The Company made income tax payments of approximately $63,000, $94,000 and $50,000 during 2000, 1999 and 1998, respectively.





Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Common Stock
Treasury Stock - In March 1990, the Board of Directors approved the purchase from time to time in open market transactions of up to 150,000 shares of common stock. As of June 30, 2000, 60,125 shares at an average price of $3.33 per share are included as treasury stock on the balance sheets. No purchases were made in fiscal years 2000, 1999 and 1998.

Stock Options - The Company has reserved 1,000,000 shares of common stock for issuance under the Company's Incentive Stock Option Plan. Options are granted for five to ten year terms and are exercisable in cumulative increments of 10 to 20% annually, commencing one year after the date of grant, except for certain options which vest 100% after five years from the date of grant.

Additionally, from time to time, the Company issues stock options to non-employee directors and a consultant. At June 30, 2000, there were 16,932 common stock options outstanding for non-employee directors. These options have been included in the following summary information.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option plan. There were no options granted during fiscal year 2000, 1999 and 1998. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the effect on the Company's net income and earnings per share would not be materially different from amounts reported.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 50.6%; risk-free interest rate of 6.25%; and expected lives range from 7 to 10 years.

Option transactions are summarized as follows (adjusted for all stock distributions, redemptions and splits):
                                 2000              1999             1998
                                   Wt Avg            Wt Avg            Wt Avg
                                   Exercise         Exercise          Exercise
                           Options  Price    Options  Price    Options  Price
Outstanding at July 1      139,197  $5.47    175,612  $5.33    222,821  $4.66
Granted                          -      -          -      -          -      -
Exercised                        -      -    (12,415)  2.15    (47,209)  2.17
Canceled                   (34,693)  3.04    (24,000)  6.17          -      -
Outstanding at  June 30    104,504  $6.27    139,197  $5.47    175,612  $5.33
Weighted average
 remaining life            2.97 years

Exercisable at  June 30     84,647           111,180           120,967
Weighted average price      $6.18             $5.23             $4.89

Price range at June 30    $5.33 to $7.59    $2.12 to $7.59     $1.93 to $7.59

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Common Stock (Continued)

Earnings Per Share

                                                      June 30
                                            2000        1999         1998

Average shares outstanding               3,207,172    3,197,896    3,170,775
Net effect of dilutive stock options             -            -       82,156
Diluted shares outstanding               3,207,172    3,197,896    3,252,931

Net income (loss) for the period        $  520,501   $ (487,384)  $1,814,587

Basic earnings (loss) per share         $     0.16   $    (0.15)  $     0.57

Diluted earnings (loss) per share       $     0.16   $    (0.15)  $     0.56


5. Net Investment in Direct Financing Leases

The Company's net investment in direct financing leases consists of the leasing of transportation equipment acquired by a subsidiary of the Company to drivers. Terms of the direct financing leases range from 156 to 182 weeks with weekly lease payments of $450 to $550. The following lists the components of the net investment in direct financing leases as of June 30, 2000:

                                                      2000
Total minimum lease payments to be received      $ 19,689,301

Less unearned revenue                               2,477,121
Net investment in direct financing leases        $ 17,212,180
Less current portion                                6,575,400
Net investment in direct financing leases,
 less current portion                            $ 10,636,780


The future minimum lease payments under direct financing leases at June 30, 2000, consisted of the following:

2001                                             $  6,575,400
2002                                                6,575,400
2003                                                5,614,026
2004                                                  924,475
Total minimum lease payments                     $ 19,689,301


Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Leases and Commitments

The future minimum payments under capitalized leases at June 30, 2000, consisted of the following:

2001                                                  $  8,888,022
2002                                                    10,624,870
2003                                                    10,993,129
2004                                                    11,902,283
2005                                                     4,345,978
Thereafter                                               2,779,645
Total minimum lease payments                            49,533,927
Amounts representing interest                            7,265,217
Present value of net minimum lease payments included
 in long-term debt ($6,368,221 due in 2001) (Note 2)   $42,268,710


Assets held under capital leases are included in property, plant and equipment as follows:

                                             2000          1999
Revenue equipment                        $38,942,567   $37,936,720
Accumulated depreciation                   7,702,411    13,361,624
                                         $31,240,156   $24,575,096

During 2000, 1999 and 1998, the Company incurred capital lease obligations totaling approximately $32,611,000, $5,500,000 and $11,046,000, respectively.

The capital lease obligation incurred during fiscal 1999 was the result of a sale/leaseback transaction for certain trucks which had been purchased for cash during the quarter ended December 31, 1996. The lease contained an early purchase option which was exercised during the fiscal year ended June 30, 2000.

Capitalized lease amortization is included in depreciation expense.


7. Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position. Additionally, a decision has been rendered against the Company by the Equal Employment Opportunity Commission ("EEOC") for unlawful hiring practices regarding pre-employment questions about medical issues. The Company believed it was required by Department of Transportation regulations to ask these questions. The Company is unable to predict the range of any possible penalties imposed, but does believe that the resulting penalties will not have a material adverse effect on profitability or financial position of the Company.


Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Related Party Transactions

The Company leases a facility from the majority stockholders of the Company. The lease provides for monthly rental payments of $3,000. Rent totaled $36,000 for each of the three years in the period ended June 30, 2000. The Company pays all insurance, taxes and maintenance costs with respect to the facility. The lease is cancelable by the Company on 30 days notice.

In September 1996, the Company entered into a receivables purchase agreement for up to $6 million of certain of its accounts receivable with CUSA, Inc., a limited partnership which includes Alice L. Walton as one of its partners. Ms. Walton, who owns approximately 9% of the outstanding shares of the Company, is a 9.9% limited partner in CUSA, Inc. During fiscal 2000, this receivables purchase agreement was terminated. There was no outstanding balance on June 30, 2000.

In 1999, the Company paid financial advisory fees totaling $75,000 to Llama Company in return for services rendered to the Company. Alice L. Walton is the Chairman and General Partner of Llama.


9. Concentration of Business and Credit Risk

The Company provides services to customers throughout the United States and Canada. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have not been significant.

One unaffiliated customer (Wal-Mart Stores, Inc.) accounted for approximately 18%, 29%, and 47% of revenue for fiscal 2000, 1999 and 1998, respectively. Accounts receivable as of June 30 for this customer totaled approximately $1,522,000 and $1,234,000 for 2000 and 1999, respectively. A second unaffiliated major customer accounted for approximately 9%, 13%, and 14% of revenue in 2000, 1999 and 1998, respectively. Accounts receivable as of June 30 for this customer totaled approximately $1,665,000 and $1,654,000 for 2000 and 1999, respectively.


10. Profit-Sharing Plan

The Company has a profit-sharing plan covering all employees who have been employed a minimum of one year and attained the age of twenty-one. The Company's contributions to the plan are determined annually by the Board of Directors. Contributions are limited to 10% of total compensation paid to participants during the plan year. Participant interests are 100% vested after completion of three years of service. No contributions were made to the plan in 2000, 1999 or 1998.


Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



11. Cash Flow Statement

During fiscal 2000 the Company purchased with debt approximately $24.7 million in revenue equipment that was subsequently leased to owner operators under direct financing leases. This transaction is considered a noncash investing transaction for statement of cash flow purposes.


12. Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"), as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
133. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Effective July 1, 2000, the Company adopted SFAS No. 133. Based on analysis performed by the Company it was determined that the Company had no outstanding derivative instruments or embedded derivatives at the adoption date. As such, the Company concluded that the adoption of SFAS 133 had no impact on its financial statements.



Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13. Quarterly Results of Operations (Unaudited)

                                               Fiscal 2000
                           September 30  December 31   March 31      June 30

Operating revenue           $22,915,433  $21,290,792  $22,522,951  $25,049,590
Operating expenses and costs 22,231,016   21,727,416   21,450,857   24,655,296
Operating income (loss)         684,417     (436,624)   1,072,094      394,294
Other income (expense), net     106,155       76,526      208,909      (21,363)
Interest expense                651,469      843,903    1,158,421    1,185,114
Income (loss) before
 income taxes                   139,103   (1,204,001)     122,582     (812,183)
Income taxes                   (362,000)    (878,000)    (368,000)    (667,000)

Net income (loss)          $    501,103  $  (326,001) $   490,582  $  (145,183)

Basic earnings(loss) per share    $0.16       $(0.10)       $0.15       $(0.05)
Average shares and share
 equivalents outstanding      3,205,276    3,205,276    3,205,276    3,205,276

Diluted earnings (loss)
 per share                        $0.16       $(0.10)       $0.15       $(0.05)
Diluted shares and share
 equivalents outstanding      3,210,614    3,205,276    3,205,276    3,205,276

                                               Fiscal 1999
                           September 30  December 31   March 31      June 30

Operating revenue           $24,662,417  $24,091,602  $22,700,681  $23,758,208
Operating expenses and costs 23,816,373   23,631,151   23,072,915   22,775,453
Operating income                846,044      460,451     (372,234)     982,755
Other income (expense), net      67,516       60,317      101,434      104,303
Interest expense                812,368      748,908      743,133      700,561
Income (loss) before
 income taxes                   101,192     (228,140)  (1,013,933)     386,497
Income taxes                     39,000      (88,000)    (390,000)     172,000

Net income (loss)           $    62,192  $  (140,140) $  (623,933) $   214,497

Basic earnings (loss) per share   $0.02       $(0.04)      $(0.19)       $0.07
Average shares and share
 equivalents outstanding      3,192,861    3,192,861    3,200,586    3,205,276

Diluted earnings (loss)
 per share                        $0.02       $(0.04)      $(0.19)       $0.07
Diluted shares and share
 equivalents outstanding      3,244,877    3,192,861    3,200,586    3,212,161

Cannon Express, Inc. and Subsidiaries

                                             Schedule II
                                  Valuation and Qualifying Accounts

Column A             Column B     Column C    Column D     Column E   Column F
                                        Additions
                                     (1)         (2)
                    Balance at   Charged to  Charged to              Balance at
                   Beginning of  Costs and  Other Accts   Deductions-  End of
Description           Period      Expenses    Describe     Describe    Period


Year ended June 30, 2000:
  Deducted from asset accounts:
    Reserve for doubtful trade
      receivables    $199,579     $75,000                   $7,175(A)  $267,404




Year ended June 30, 1999:
  Deducted from asset accounts:
    Reserve for doubtful trade
      receivables    $158,656     $60,000                  $19,077(A)  $199,579




Year ended June 30, 1998:
  Deducted from asset accounts:
    Reserve for doubtful trade
      receivables    $183,411     $45,000                  $69,755(A)  $158,656







(A)Uncollectible accounts written off, net of recoveries.


Shareholder Information

Form 10-K Availability

A copy of the 2000 Form 10-K filed with the Securities and Exchange Commission will be forwarded, upon request, to any shareholder. Requests should be directed to:

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