Form 10-Q
period 2000-09-30
CANNON EXPRESS INC
filed 2000-11-14
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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



Number of shares of $.01 par value common stock outstanding at October 31,
2000:       3,205,276


INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES

PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of September 30, 2000 and June 30, 2000........................1
Consolidated Statements of Income and Retained Earnings
  for the Three Months Ended September 30, 2000 and 1999............3
Consolidated Statements of Cash Flows
  for the Three Months Ended September 30, 2000 and 1999............4
Notes to Consolidated Financial Statements..........................5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations...............................6





PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ........................................9
ITEM 2 -- Changes in Securities.....................................*
ITEM 3 -- Defaults Upon Senior Securities...........................*
ITEM 4 -- Submission of Matters to a Vote of Security-Holders.......*
ITEM 5 -- Other Information.........................................*
ITEM 6 -- Exhibits and Reports on Form 8-K..........................9







*No information submitted under this caption.

PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                 September 30       June 30
                                                     2000             2000
                                                  (Unaudited)        (Note)
Assets
Current assets:
  Cash and cash equivalents                       $ 9,723,901     $ 8,351,582
  Receivables, net of allowance for
   doubtful accounts  (September 30,
   2000-$282,754; June 30, 2000-$267,405):
       Trade                                       10,708,070      11,987,372
       Other                                            7,577       1,837,256
  Current portion of net investment
   in direct financing leases                       5,564,000       6,575,400
  Prepaid expenses and supplies                       845,373       1,623,267
  Deferred income taxes                               505,000       4,919,000
Total current assets                               27,353,921      35,293,877

Property and equipment:
  Land, buildings and improvements                  1,273,095       1,257,335
  Revenue equipment                                77,663,528      75,340,802
  Service, office and other equipment               2,936,402       2,932,135
                                                   81,873,025      79,530,272
  Less allowances for depreciation                 26,619,176      24,460,235
                                                   55,253,849      55,070,037
Other assets:
  Receivable from stockholders                         23,406          23,406
  Restricted cash                                   2,406,916       2,406,916
  Marketable securities                               342,550         346,970
  Net investment in direct financing leases,
   less current portion                             8,260,265      10,636,780
  Other                                               111,182         111,182
Total other assets                                 11,144,319      13,525,254

                                                  $93,752,089    $103,889,168

Note: The balance sheet at June 30, 2000 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.


Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                 September 30       June 30
                                                     2000             2000
                                                 (Unaudited)         (Note)
Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                          $ 1,646,266     $ 1,529,639
  Accrued expenses:
     Insurance reserves                             3,883,256       3,666,103
     Other                                          2,337,167       1,865,089
  Federal and state income taxes payable              114,439       1,414,652
  Current portion of long-term debt                11,620,741      13,098,351
Total current liabilities                          19,601,869      21,573,834

Long-term debt, less current portion               53,815,144      56,648,009
Deferred income taxes                               2,584,000       6,849,000
Other liabilities                                       8,771          12,531

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,265,401 shares         32,654          32,654
  Additional paid-in capital                        3,747,575       3,747,575
  Retained earnings                                14,163,293      15,230,131
  Unrealized depreciation on marketable
     securities, net of income taxes                     (953)         (4,302)
                                                   17,942,569      19,006,058
  Less treasury stock, at cost (60,125 shares)        200,264         200,264
                                                   17,742,305      18,805,794

                                                  $93,752,089    $103,889,168

Note: The balance sheet at June 30, 2000 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See notes to consolidated financial statements.


Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Income and Retained Earnings

                                                      Three Months Ended
                                                         September 30
                                                      2000           1999
                                                          (Unaudited)

Operating revenue                                 $22,615,464     $22,915,433
Operating expenses and costs:
  Salaries, wages and fringe benefits               5,901,360       7,297,950
  Operating supplies and expense                    4,826,038       6,035,251
  Operating taxes and licenses                        832,455       1,125,569
  Insurance and claims                                877,868       1,489,954
  Depreciation and amortization                     2,327,845         747,486
  Rents and purchased transportation                8,046,073       4,801,812
  Other                                               834,250         732,994
                                                   23,645,889      22,231,016
Operating income (loss)                            (1,030,425)        684,417

Other income (expense):
  Interest expense                                 (1,275,992)       (651,469)
  Other income                                        105,079         106,155
                                                   (1,170,913)       (545,314)
Income (loss) before income taxes                  (2,201,338)        139,103

Federal and state income taxes:
  Current                                          (1,283,500)       (114,000)
  Deferred                                            149,000        (248,000)
                                                   (1,134,500)       (362,000)
Net income (loss)                                  (1,066,838)        501,103
Retained earnings at beginning of period           15,230,131      14,709,630
Retained earnings at end of period                $14,163,293     $15,210,733

Basic earnings (loss) per share                        ($0.33)          $0.16
Average shares and share equivalents outstanding    3,205,276       3,205,276

Diluted earnings (loss) per share                      ($0.33)          $0.16
Diluted shares and share equivalents outstanding    3,205,276       3,210,614

See notes to consolidated financial statements.


Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                       Three Months Ended
                                                           September 30
                                                       2000            1999
                                                           (Unaudited)

Operating activities
Net income (loss)                                 $(1,066,838)     $  501,103
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                    2,364,834       2,059,798
   Provision for losses on accounts receivable         15,000          15,000
   Provision (credit) for deferred income taxes       149,000        (305,000)
   Gain on disposal of equipment                      (36,989)     (1,310,112)
   Loss on sale of marketable securities                5,104               -
   Changes in operating assets and liabilities:
      Accounts receivable                           3,093,980      (1,294,370)
      Prepaid expenses and supplies                   777,894         322,323
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities         (496,452)        299,727
      Net investment in direct financing leases     1,065,175         599,500
      Other assets                                          -         (25,020)
 Net cash provided by operating activities          5,870,708         862,949

Investing activities
Purchases of property and equipment                  (269,309)        (70,933)
Proceeds from sale of marketable securities             4,762               -
Proceeds from equipment sales                          76,632       5,283,540
 Net cash provided by (used in) investing activities (187,915)      5,212,607

Financing activities
Proceeds from long-term borrowings                    246,437               -
Principal payments on long-term debt and
 capital lease obligations                         (4,556,911)     (9,826,084)
  Net cash used in financing activities            (4,310,474)     (9,826,084)

Increase (decrease) in cash and cash equivalents    1,372,319      (3,750,528)
Cash and cash equivalents at beginning of period    8,351,582       9,683,794

Cash and cash equivalents at end of period        $ 9,723,901     $ 5,933,266

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 2000.

Note B - Net Income Per Share
                                                       Three Months Ended
                                                          September 30
                                                      2000            1999
                                                           (Unaudited)

Average shares outstanding                          3,205,276       3,205,276
Net effect of dilutive stock options                        -           5,338

Diluted shares outstanding                          3,205,276       3,210,614

Net income (loss) for the period                  ($1,066,838)      $ 501,103

Basic earnings (loss) per share                         ($.33)           $.16

Diluted earnings (loss) per share                       ($.33)           $.16

Note C - Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position. Additionally, a decision has been rendered against the Company by the Equal Employment Opportunity Commission ("EEOC") for unlawful hiring practices regarding pre-employment questions about medical issues. The Company believed it was required by Department of Transportation regulations to ask these questions. The Company is unable to predict the range of any penalties which may be imposed, but has accrued $250,000 in the quarter ended September 30, 2000 for potential penalties and associated legal fees. The Company believes that settlement of this charge will not have a material adverse effect on profitability or financial position of the Company.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations --First Quarter

Operating revenue for the first quarter of fiscal 2001 (ended September 30, 2000) was $22,615,464 compared to $22,915,433 for the first quarter of fiscal 2000, a decrease of $299,969 or 1.3% for the period. At September 30, 2000, the Company's fleet consisted of 779 trucks and 2,268 trailers, while on September 30, 1999, the Company's fleet consisted of 716 trucks and 2,241 trailers. Logistics and intermodal revenue for the first quarter of fiscal 2001 decreased by $512,986, or 23.0%, over the comparable period in fiscal 2000. Although demand for the Company's services was strong, a continued shortage of qualified drivers impaired its ability to produce revenue.

Salaries, wages, and fringe benefits, made up primarily of drivers. wages, decreased as a percentage of revenue to 26.1% in the first quarter of fiscal
2001 from 31.8% in the comparable period of fiscal 2000.   The Company
implemented a new owner-operator program which resulted in a decrease in
wages paid to Company drivers.   Prior to December 1999, Company drivers were
awarded quarterly performance bonuses, which were added into their base pay after December 1999. Company drivers were awarded approximately $167,000 in bonuses for the three-month period ended September 30, 1999.

Operating supplies and expenses, as a percentage of revenue, decreased to 21.3% in the first quarter of fiscal 2001 from 26.3% in the comparable period of fiscal 2000. Maintenance and tire costs decreased by approximately $1,100,000 due to the increase in owner operators, who are responsible for these costs. Fuel costs for the first quarter of 2001 averaged 34 cents per gallon higher than in the comparable period of fiscal 2000, which together with a decrease in total miles driven and the purchase of fuel by owner operators, also decreased operating expense by approximately $325,000. Operating taxes and licenses also decreased to 3.7% of revenue in fiscal 2001 from 4.9% in fiscal 2000 primarily due to lower fuel taxes as the result of fewer miles driven and to the increase in owner operators. Insurance and claims were 3.9% of revenue in fiscal 2001, decreasing from 6.5% in fiscal 2000, substantially due to favorable claims experience. Depreciation and amortization increased to 10.3% of revenue in fiscal 2001 from 3.3% in the same period of fiscal 2000. This increase was due to a smaller gain on sale of equipment of $36,989 which was realized in the first quarter of fiscal 2001 as compared to a gain of $1,310,112 in the first quarter of fiscal 2000 as gains are netted against depreciation and amortization. Rents and purchased transportation increased to 35.6% of revenue in fiscal 2001 from 21.0% in fiscal 2000 due primarily to payments made to the Company's owner operators.

Operating revenue for the first quarter of 2001 decreased by 1.3% over the comparable period of 2000, while operating expenses increased by $1,414,873 or 6.4%. Accordingly, the Company.s operating ratio increased to 104.6% in the first fiscal quarter of 2001 from 97.0% in the same period of fiscal 2000.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Interest expense increased to 5.6% of revenue in the first quarter of fiscal 2001 from 2.8% recorded in the first quarter of fiscal 2000 due to the increase in debt associated with the purchase of new equipment.

The Company recognized a previously unrealized tax benefit, the result of a revenue equipment leasing transaction entered into during fiscal year 1995. Consequently, the Company recognized a current income tax credit of $383,500 during the quarter ended September 30, 2000.

Net loss for the first quarter of fiscal 2001 ended September 30, 2000 was ($1,066,838) ($.33 loss per diluted share) compared to net income of $501,103 ($.16 earnings per diluted share) during the comparable period of fiscal 2000, a decrease of $1,567,941 or 312.9% for the period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Although average price per gallon was 34 cents higher in the quarter ended September 30, 2000 than in the same period of the prior year, the Company's total cost of fuel decreased due to the smaller fleet and because owner operators are responsible for purchasing their own fuel. However, owner operators receive a fuel surcharge for their higher fuel costs, whether or not the Company is able to pass the surcharge on to its customers. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. The current cost or future cost increases or shortages of fuel could affect the Company.s future profitability.

Liquidity and Capital Resources

The Company.s primary sources of liquidity have been cash flows generated from operations and proceeds from borrowings. The Company typically extends credit to its customers, billing freight charges after delivery. Accordingly, the ability of the Company to generate cash to satisfactorily meet its ongoing cash needs is substantially dependent upon timely payment by its customers. The Company has not experienced significant uncollectible accounts receivable.

Operating activities provided cash flows of $5.9 million for the first three months of fiscal 2001 compared to $0.9 million for the same period of fiscal 2000. Cash flows from operations in the first quarter of fiscal 2001 were the result of $0.8 million in net loss, $2.4 million in depreciation offset by $0.04 million from gain on sale of equipment, and $4.3 million provided by accounts receivable and other assets. Investing activities used net cash of $0.2 million during the first three months of fiscal 2001 compared to $5.2 million net cash provided for the same period of fiscal 2000. Financing activities used net cash of $4.3 million during the first quarter of fiscal 2001 compared to $9.8 million cash used in the first quarter of 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

The Company's working capital decreased by $5.9 million to $7.8 million at September 30, 2000 from $13.7 million at June 30, 2000. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital is sufficient for its short-term needs.

Like other truckload carriers, the Company experiences significant driver turnover. The Company experienced a shortage of qualified drivers during the quarter ended September 30, 2000. Management anticipates that competition for qualified drivers will intensify. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements; however, no assurance can be made that the Company will not experience a shortage of drivers in the future.

During the first quarter of fiscal 2001, the Company has taken delivery of 4 new trucks, increasing its fleet to 779 at September 30, 2000. Additionally, the Company has sold 12 of its trailers resulting in a gain of $36,989. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments. The Company currently owns and operates 1,093 of the 53 foot trailers and 1,175 of the 48 foot trailers.

The Company, on April 1, 2000, launched an enterprise for trucking companies to share excess loads with each other for their mutual benefit. Carriersco-op.com is an innovative business-to-business internet-based method for carriers to increase their business, decrease expenses related to empty miles, provide more service to their customers, and decrease or eliminate the need for non-asset based third-party freight brokerage firms. Carriers will pay an annual fee for membership and the Company will receive a fee for each load accepted by a member carrier from the member carrier who posted the load. Member carriers receive discounts on their supplies from select advertisers who pay an annual fee to the Company for their representation on the Carriers Co-op website. Approximately 160,000 member trucks were represented on the co-op at September 30, 2000. The business is a wholly-owned subsidiary of the Company. The web address for Carriers Co-op is http://www.carriersco-op.com.

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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report for fiscal year ended June 30, 2000 for details on the Company's long-term debt.

PART II   OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position. Additionally, a decision has been rendered against the Company by the Equal Employment Opportunity Commission ("EEOC") for unlawful hiring practices regarding pre-employment questions about medical issues. The Company believed it was required by Department of Transportation regulations to ask these questions. The Company is unable to predict the range of any penalties which may be imposed, but has accrued $250,000 in the quarter ended September 30, 2000 for potential penalties and associated legal fees. The Company believes that settlement of this charge will not have a material adverse effect on profitability or financial position of the Company.

ITEM 6. Exhibits and Reports on Form-K

No reports on Form 8-K were filed during the three months ended September 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CANNON EXPRESS, INC.
                                   (Registrant)



Date: November 14, 2000              /s/ Dean G. Cannon
                                         President, Chairman of the Board,
                                         Chief Executive Officer and Chief
                                         Accounting Officer



Date: November 14, 2000              /s/ Rose Marie Cannon
                                         Secretary, Treasurer and Director