Form 10-Q
period 2000-12-31
CANNON EXPRESS INC
filed 2001-02-14
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


Number of shares of $.01 par value common stock outstanding at
February 2, 2001:    3,205,276

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES




PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of  December 31, 2000 and June 30, 2000................................1
Consolidated Statements of Operations and Retained Earnings
  for the Three Months and Six Months Ended December 31, 2000 and 1999......3
Consolidated Statements of Cash Flows
  for the Six Months Ended December 31, 2000 and 1999.......................4
Notes to Consolidated Financial Statements..................................5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................................6





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

PART 1.
ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                      December 31    June 30
                                                         2000          2000
                                                      (Unaudited)     (Note)
Assets
Current assets:
  Cash and cash equivalents                           $ 6,562,614  $ 8,351,582
  Receivables, net of allowance for doubtful accounts
    (December 31, 2000-$298,046; June 30, 2000-$267,405):
       Trade                                            9,733,514   11,987,372
       Other                                                6,081    1,837,256
  Current portion of net investment
   in sales-type leases                                 3,911,700    6,575,400
  Prepaid expenses and supplies                         1,929,674    1,623,267
  Deferred income taxes                                         -    4,919,000
Total current assets                                   22,143,583   35,293,877

Property and equipment:
  Land, buildings and improvements                      1,368,273    1,257,335
  Revenue equipment                                    81,016,583   75,340,802
  Service, office and other equipment                   2,936,402    2,932,135
                                                       85,321,258   79,530,272
  Less allowances for depreciation                     28,652,271   24,460,235
                                                       56,668,987   55,070,037
Other assets:
  Receivable from stockholders                             23,406       23,406
  Restricted cash                                       2,414,405    2,406,916
  Marketable securities                                   342,550      346,970
  Net investment in sales-type leases,
   less current portion                                 5,139,495   10,636,780
  Other                                                   111,182      111,182
Total other assets                                      8,031,038   13,525,254

                                                      $86,843,608 $103,889,168

Note: The balance sheet at June 30, 2000 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                     December 31     June 30
                                                         2000          2000
                                                     (Unaudited)      (Note)
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable                             $ 1,204,897   $ 1,529,639
   Accrued expenses:
     Insurance reserves                                3,930,965     3,666,103
     Other                                             2,061,432     1,865,089
   Federal and state income taxes payable                      -     1,414,652
   Current portion of long-term debt                  11,646,348    13,098,351
   Deferred income taxes                                  72,000             -
Total current liabilities                             18,915,642    21,573,834

Long-term debt, less current portion                  50,725,484    56,648,009
Deferred income taxes                                    709,907     6,849,000
Other liabilities                                          5,013        12,531

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,265,401 shares            32,654        32,654
  Additional paid-in capital                           3,747,575     3,747,575
  Retained earnings                                   12,908,550    15,230,131
  Unrealized depreciation on marketable
     securities, net of income taxes                        (953)       (4,302)
                                                      16,687,826    19,006,058
  Less treasury stock, at cost (60,125 shares)           200,264       200,264
                                                      16,487,562    18,805,794

                                                     $86,843,608  $103,889,168


Note: The balance sheet at June 30, 2000 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Operations and Retained Earnings

                               Three Months Ended         Six Months Ended
                                   December 31               December 31
                                 2000         1999        2000         1999
                                   (Unaudited)               (Unaudited)
Operating revenue            $20,460,341  $21,290,792  $43,075,805  $44,206,225

Operating expenses and costs:
 Salaries, wages and
  fringe benefits              5,892,961    6,245,036   11,794,321   13,542,986
 Rents and purchased
  transportation               6,278,826    6,776,925   14,324,899   11,578,737
 Operating supplies and exp.   4,850,342    4,878,073    9,676,380   10,913,324
 Taxes and licenses              907,077    1,014,838    1,739,532    2,140,407
 Insurance & claims            1,184,385    1,269,907    2,062,253    2,759,861
 Depreciation and amortization 2,378,044      774,500    4,705,889    1,521,986
 Other                           521,438      768,137    1,355,688    1,501,131
                              22,013,073   21,727,416   45,658,962   43,958,432
Operating income (loss)       (1,552,732)    (436,624)  (2,583,157)     247,793

Other income(expense)
Interest expense              (1,229,753)    (843,903)  (2,505,745)  (1,495,372)
Other income                     118,242       76,526      223,321      182,681
                              (1,111,511)    (767,377)  (2,282,424)  (1,312,691)
Loss before income taxes      (2,664,243)  (1,204,001)  (4,865,581)  (1,064,898)
Federal and state income taxes
  Current                       (383,500)     277,000     (767,000)     163,000
  Deferred                    (1,026,000)  (1,155,000)  (1,777,000)  (1,403,000)
                              (1,409,500)    (878,000)  (2,544,000)  (1,240,000)
Net income (loss)             (1,254,743)    (326,001)  (2,321,581)     175,102
Retained earnings at
 beginning of period          14,163,293   15,210,733   15,230,131   14,709,630
Retained earnings at
 end of period               $12,908,550  $14,884,732  $12,908,550  $14,884,732

Basic earnings (loss) per share   ($0.39)      ($0.10)      ($0.72)       $0.05
Average shares outstanding     3,205,276    3,205,276    3,205,276    3,205,276

Diluted earnings (loss) per share ($0.39)      ($0.10)      ($0.72)       $0.05
Diluted shares outstanding     3,205,276    3,205,276    3,205,276    3,209,069

See notes to consolidated financial statements.
Cannon Express, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                          Six Months Ended
                                                             December 31
                                                          2000         1999
                                                             (Unaudited)

Operating activities
Net income (loss)                                    $ (2,321,581)   $ 175,102
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                        4,835,034    3,974,200
   Provision for losses on accounts receivable             30,000       30,000
   Benefit for deferred income taxes                   (1,148,093)  (1,436,000)
   Gain on disposal of equipment                         (129,144)  (2,450,013)
   Loss on sale of marketable securities                    5,104            -
   Changes in operating assets and liabilities:
      Accounts receivable                               4,055,033   (1,091,188)
      Prepaid expenses and supplies                      (306,407)    (421,951)
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities           (1,280,287)  (1,147,901)
      Net investment in direct financing leases         1,913,500    2,268,200
      Other assets                                              -      (25,020)
Net cash provided by (used in) operating activities     5,653,159     (124,571)

Investing activities
Purchases of property and equipment                      (364,487)  (3,682,474)
Investment in outside driver training facility                  -      (37,550)
Net increase in restricted cash                            (7,489)           -
Proceeds from sale of marketable securities                 4,762            -
Proceeds from equipment sales                             299,614   12,612,140
Net cash provided by (used in) investing activities       (67,600)   8,892,116

Financing activities
Proceeds from long-term borrowing                         246,437    3,599,485
Principal payments on long-term debt and
 capital lease obligations                             (7,620,964) (13,684,217)
Net cash used in financing activities                  (7,374,527) (10,084,732)

Decrease in cash and cash equivalents                  (1,788,968)  (1,317,187)
Cash and cash equivalents at beginning of period        8,351,582    9,683,794

Cash and cash equivalents at end of period            $ 6,562,614  $ 8,366,607

See notes to consolidated financial statements.
Notes to Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the Company.s consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 2000.

Note B - Net Income Per Share
                                   Three Months Ended        Six Months Ended
                                       December 31             December 31
                                     2000       1999         2000       1999
                                       (Unaudited)              (Unaudited)

Average shares outstanding        3,205,276   3,205,276   3,205,276   3,205,276
Net effect of dilutive stock options      -           -           -       3,793
Diluted shares outstanding        3,205,276   3,205,276   3,205,276   3,209,069

Net income(loss) for the period ($1,254,743)  ($326,001)($2,321,581)   $175,102

Basic earnings (loss) per share       ($.39)      ($.10)      ($.72)       $.05

Diluted earnings (loss) per share     ($.39)      ($.10)      ($.72)       $.05

Note C - Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position. Additionally, a decision has been rendered against the Company by the Equal Employment Opportunity Commission ("EEOC") for unlawful hiring practices regarding pre-employment questions about medical issues. The Company believed it was required by Department of Transportation regulations to ask these questions. The Company is unable to predict the range of any penalties which may be imposed, but accrued $250,000 in the quarter ended September 30, 2000 for potential penalties and associated legal fees. The Company believes that settlement of this charge will not have a material adverse effect on profitability or financial position of the Company.

Note D - Reclassification

Certain reclassifications have been made to the December 31, 1999 financial statements to conform to the December 31, 2000 financial statement presentation. These reclassifications had no effect on net income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Second Quarter


Operating revenue for the second quarter of fiscal 2001 (ended December 31, 2000) was $20,460,341 compared to $21,290,792 for the second quarter of fiscal 2000, representing a decrease of $830,451 or 3.9% for the period. Revenue per mile, including fuel surcharge, was $1.15 for the second quarter of fiscal 2001 compared to $1.12 for the second quarter of fiscal 2000. At December 31, 2000, the Company's fleet consisted of 779 trucks and 2,234 trailers, while on December 31, 1999, the Company's fleet consisted of 728 trucks and 2,165 trailers. Logistics and intermodal revenue for the second quarter of fiscal 2001 decreased by $254,223 from $1,580,368 for the second quarter of fiscal 2000 to $1,326,145 for the same period of fiscal 2001. The Company's revenue continued to be negatively impacted by a shortage of qualified drivers to operate its trucks during the second quarter of fiscal 2001.

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, decreased as a percentage of revenue to 28.6% in the second quarter of fiscal 2001 from 29.3% in the second quarter of fiscal 2000 due to the slightly higher revenue per mile. Company drivers were awarded approximately $202,000 in annual safety bonuses for the three-month period ended December 31, 2000 as compared with $265,000 awarded during the three-month period ended December 31, 1999.

Operating supplies and expenses, as a percentage of revenue, increased to 23.5% in the second quarter of fiscal 2001 from 22.9% in the comparable period of fiscal 2000. Fuel costs for the second quarter of fiscal 2001 averaged 31 cents per gallon higher than in the comparable period of fiscal 2000. Operating taxes and licenses decreased to 4.4% of revenue in fiscal 2001 from 4.8% in fiscal 2000. Insurance and claims were 5.7% of revenue in fiscal 2001, decreasing from 6.0% of revenue in fiscal 2000. Depreciation and amortization increased to 11.5% of revenue in fiscal 2001 from 3.6% in the same period of fiscal 2000. This increase was largely due to a smaller gain on sale of equipment of $92,155 which was realized in the second quarter of fiscal 2001 as compared to a gain of $1,137,700 in the second quarter of 2000 as gains are netted against depreciation and amortization. The remaining increase is due to depreciation on new equipment. Rents and purchased transportation decreased to 30.5% of revenue in fiscal 2001 from 31.8% in fiscal 2000 primarily due to decreased logistics activities.

Operating revenue for the second quarter of 2001 decreased by 3.9% over the comparable period of 2000, while operating expenses increased by $285,657 or 1.3%. Accordingly, the Company.s operating ratio increased to 107.6% in the second fiscal quarter of 2001 from 102.1% in the same period of fiscal 2000.

Interest expense increased to 6.0% of revenue in the second quarter of fiscal 2001 from 4.0% recorded in the second quarter of fiscal 2000 due to the increase in debt associated with the purchase of new equipment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Beginning in 1999 and continuing through 2000, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995. The Company took a position on its 1995 and later tax returns, which the Company believed might be challenged by the Internal Revenue Service (the Service). The Company initially did not recognize any tax benefit for financial reporting purposes. The Company is currently undergoing an audit by the Service for its fiscal 1997 tax period. Although the service has not made a final determination with regard to the lease transaction and its tax consequences, the Company believes that the Service will ultimately determine that its previous tax deductions were appropriate and the Company will then recognize all benefits accrued through the most current reporting period. Consequently, the Company recognized a current income tax credit of $383,500 during the quarter ended December 31, 2000.

Net loss for the second quarter of fiscal 2001 ended December 31, 2000 was ($1,254,743) ($.39 loss per share) compared to net loss of ($326,001) ($.10 loss per share) during the comparable period of fiscal 2000, a decrease of $928,742 or 284.9% for the period.

Results of Operations - Six Month Period

Operating revenue for the first six months of fiscal 2001 ended December 31, 2000 was $43,075,805 compared to $44,206,225 for the comparable period of
fiscal 2000, representing a decrease of $1,130,420 or 2.6%.   Revenue per
mile, including fuel surcharge, was $1.14 for the first six months of fiscal 2001 compared to $1.10 per mile for the same period of fiscal 2000. Logistics and intermodal revenue for the six-month period of fiscal 2001 decreased by $767,209 over the comparable period in fiscal 2000. As in the three-month period, a continued shortage of qualified drivers impaired the Company's ability to produce revenue.

Salaries, wages, and fringe benefits decreased to 27.3% of revenue in the six-month period of fiscal 2001 from the 30.6% reported in the six-month period of fiscal 2000. This decrease was primarily due to the increase in revenue per mile. Operating supplies and expenses decreased to 22.4% of revenue in fiscal 2001 from 24.7% in fiscal 2000. Taxes and licenses decreased to 4.0% of revenue during fiscal 2001 from 4.8% in fiscal 2000. Insurance and claims were 4.8% of revenue in fiscal 2001, decreasing from 6.2% of revenue in fiscal 2000. Depreciation and amortization, as a percentage of revenue, increased to 10.9% of revenue in fiscal 2001 from 3.4% in the same period of fiscal 2000. This increase was largely due to a smaller gain on sale of equipment of $129,144 which was realized in the six-month period of fiscal 2001 as compared to a gain of $2,450,013 in the six-month period of 2000 as gains are netted against depreciation and amortization. The remaining increase is due to depreciation on new equipment. Rents and purchased transportation increased to 33.1% of revenue in the first six months of fiscal 2001 from 26.2% during the comparable period of fiscal 2000 due primarily to payments made to the Company's owner operators.

Operating revenue for the first six months of 2001 decreased by 2.6% over the comparable period of 2000, while operating expenses increased by $1,700,530 or 3.9%. Accordingly, the Company's operating ratio increased to 106.0% for the first six months of 2001 from 99.4% in the same period of fiscal 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Interest expense increased to 5.8% of revenue in the first six months of fiscal 2001 from 3.4% recorded in the first six months of fiscal 2000.

Beginning in 1999 and continuing through 2000, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995. The Company took a position on its 1995 and later tax returns, which the Company believed might be challenged by the Internal Revenue Service (the Service). The Company initially did not recognize any tax benefit for financial reporting purposes. The Company is currently undergoing an audit by the Service for its fiscal 1997 tax period. Although the service has not made a final determination with regard to the lease transaction and its tax consequences, the Company believes that the Service will ultimately determine that its previous tax deductions were appropriate and the Company will then recognize all benefits accrued through the most current reporting period. Consequently, the Company recognized a deferred income tax credit of $767,000 during the six-month period ended December 31, 2000.


Net loss for the first six months of fiscal 2001 ended December 31, 2000 was $2,321,581 ($.72 loss per share) compared to net income of $175,102 ($.05 earnings per diluted share) during the comparable period of fiscal 2000, a decrease of $2,496,683 for the six-month period.


In July of 1999, the Company implemented a new program in which owner-operators may qualify to lease/purchase a truck and be paid a percentage of the Company's revenue to operate it under a contract with the Company to haul freight for its customers. This program for owner/operators is intended to provide benefits to the Company during the term of the lease approximately equal to the current employee driver program. The program is an option for drivers which the Company believes may improve driver retention. Since the owner/operator is responsible for certain of the costs born by the company for employee drivers, the Company's income statement will reflect a shift between individual cost categories.


The Company's cost for owner/operators is reflected in the income statement
as part of "Rents and purchased transportation."   The Company has incurred
a significant reduction in its costs for Salaries, wages and fringe benefits, Operating supplies and expense, Operating taxes and licenses, and Depreciation and amortization. The increase in costs for "Rents and purchased transportation" approximately equals the decreases in the other categories, therefore having no significant impact on profit margin.

The Company's lease program is structured in such a way that the owner/operator may elect to purchase the equipment for its fair market value at the end of the lease. Alternatively, the owner/operator may elect not to purchase the equipment. In the event that an operator does not purchase the equipment, the Company anticipates that it may realize a benefit at the end of the lease term when trucks are sold as a result of a higher trade-in or re-sale value due to better care and maintenance by the owner/operator.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. For the second quarter of fiscal 2001, the average cost per gallon of fuel was 31 cents per gallon higher than in the same quarter of fiscal 2000. For the six month period ended December 31, 2000, the average cost per gallon was 37 cents higher than in the same period of fiscal 1999. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. The current or further cost increases or shortages of fuel could affect the Company's future profitability.

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

Operating activities provided cash flows of $5.7 million for the first six months of fiscal 2001 compared to $.1 million used during the same period of fiscal 2000. Cash flows from operations in the first two quarters of fiscal 2001 were the result of $2.3 million net loss, $4.8 million in depreciation offset by $.1 million from gain on sale of equipment, and $3.3 million provided by other working capital assets and liabilities. Investing activities used net cash of $.07 million during the first six months of fiscal 2001 compared to $8.9 million net cash provided in the same period of fiscal 2000. Financing activities used net cash of $7.4 million during the first two quarters of fiscal 2001 compared to $10.1 million in fiscal 2000.

The Company's working capital decreased by $10.5 million to $3.2 million at December 31, 2000 from $13.7 million at June 30, 2000. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital is sufficient for its short-term needs.

Like other truckload carriers, the Company experiences significant driver turnover. The Company experienced a shortage of qualified drivers during the quarter ended December 31, 2000. Management anticipates that competition for qualified drivers will intensify. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements, however, no assurance can be made that the Company will not continue to experience a shortage of drivers in the future.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

During the first six months of fiscal 2001, the Company has taken delivery of 4 new trucks, increasing its fleet to 779 at December 31, 2000 and converted 109 trucks from its lease fleet to its company fleet. Additionally, the Company has sold 46 of its 48 foot trailers resulting in a gain of approximately $129,000. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments. The Company currently owns and operates 1,092 of the 53 foot trailers and 1,142 of the 48 foot trailers.

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

PART II   OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position. Additionally, a decision has been rendered against the Company by the Equal Employment Opportunity Commission ("EEOC") for unlawful hiring practices regarding pre-employment questions about medical issues. The Company believed it was required by Department of Transportation regulations to ask these questions. The Company is unable to predict the range of any penalties which may be imposed, but accrued $250,000 in the quarter ended September 30, 2000 for potential penalties and associated legal fees. The Company believes that settlement of this charge will not have a material adverse effect on profitability or financial position of the Company.

ITEM 6. Exhibits and Reports on Form-8K

No reports on Form 8-K were filed during the three months ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CANNON EXPRESS, INC.
                                      (Registrant)


Date: February 14, 2001            /s/ Dean G. Cannon
                                       President, Chairman of the Board,
                                        Chief Executive Officer and Chief
                                        Accounting Officer



Date: February 14, 2001            /s/ Rose Marie Cannon
                                       Secretary, Treasurer and Director