Form 10-Q
period 2001-03-31
CANNON EXPRESS INC
filed 2001-05-15
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Number of shares of $.01 par value common stock outstanding at April 30, 2001: 3,205,276
INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES




PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of March 31, 2001 and June 30, 2000....................................1
Consolidated Statements of Operations
  for the Three Months and Nine Months Ended March 31, 2001 and 2000........3
Consolidated Statements of Cash Flows
  for the Nine Months Ended March 31, 2001 and 2000.........................4
Notes to Consolidated Financial Statements..................................5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................................6


ITEM 3 -- Quantitative and Qualitative Disclosure about Market Risk........10


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

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                      March 31       June 30
                                                        2001           2000
                                                     (Unaudited)      (Note)
Assets
Current assets:
  Cash and cash equivalents                           $5,453,904    $8,351,582
  Receivables, net of allowance for doubtful accounts
    (March 31, 2001-$313,046; June 30, 2000-$267,405):
       Trade                                          10,574,748    11,987,372
       Other                                             131,264     1,837,256
  Current portion of net investment in direct
    financing leases                                   3,558,100     6,575,400
  Prepaid expenses and supplies                        1,571,361     1,623,267
  Deferred income taxes                                  136,000     4,919,000
Total current assets                                  21,425,377    35,293,877

Property and equipment:
  Land, buildings and improvements                     1,368,273     1,257,335
  Revenue equipment                                   78,225,286    75,340,802
  Service, office and other equipment                  2,940,760     2,932,135
                                                      82,534,319    79,530,272
  Less allowances for depreciation                    28,642,096    24,460,235
                                                      53,892,223    55,070,037
Other assets:
  Receivable from stockholders                            23,406        23,406
  Restricted cash                                      2,417,686     2,406,916
  Marketable securities                                  342,550       346,970
  Net investment in direct financing leases,
    less current portion                               4,159,621    10,636,780
  Deferred income taxes                                  206,597             -
  Other                                                  111,182       111,182
Total other assets                                     7,261,042    13,525,254

                                                     $82,578,642  $103,889,168

Note: The balance sheet at June 30, 2000 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                       March 31      June 30
                                                         2001          2000
                                                      (Unaudited)     (Note)
Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                             $ 1,444,653   $ 1,529,639
  Accrued expenses:
     Insurance reserves                                3,760,227     3,666,103
     Other                                             2,332,716     1,865,089
  Federal and state income taxes payable                       -     1,414,652
  Current portion of long-term debt                   14,892,288    13,098,351
Total current liabilities                             22,429,884    21,573,834

Long-term debt, less current portion                  44,455,720    56,648,009
Deferred income taxes                                          -     6,849,000
Other liabilities                                          1,253        12,531

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,265,401 shares            32,654        32,654
  Additional paid-in capital                           3,747,575     3,747,575
  Retained earnings                                   12,112,773    15,230,131
  Unrealized depreciation on marketable
     securities, net of income taxes                        (953)       (4,302)
                                                      15,892,049    19,006,058
  Less treasury stock, at cost (60,125 shares)           200,264       200,264
                                                      15,691,785    18,805,794

                                                     $82,578,642  $103,889,168

Note: The balance sheet at June 30, 2000 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Operations

                              Three Months Ended          Nine Months Ended
                                  March 31                     March 31
                              2001          2000          2001          2000
                                 (Unaudited)                  (Unaudited)
Operating revenue         $20,850,239   $22,522,951   $63,926,044   $66,729,176

Operating expenses and costs:
 Salaries, wages
  and fringe benefits       6,320,789     6,083,764    18,115,110    19,626,750
 Rents and purchased
  transportation            5,685,623     7,269,852    20,010,522    18,848,589
 Operating supplies
  and expense               5,589,218     4,658,643    15,265,598    15,571,967
 Taxes and licenses           970,915     1,137,993     2,710,447     3,278,400
 Insurance & claims           571,489     1,158,372     2,633,742     3,918,233
 Depreciation and amort.    2,047,313       511,475     6,753,202     2,033,461
 Other                        556,541       630,758     1,912,229     2,131,889
                           21,741,888    21,450,857    67,400,850    65,409,289

Operating income (loss)      (891,649)    1,072,094    (3,474,806)    1,319,887

Other income (expense)
 Interest expense          (1,106,128)   (1,158,421)   (3,611,873)   (2,653,793)
 Other income                  80,500       208,909       303,821       391,590
                           (1,025,628)     (949,512)   (3,308,052)   (2,262,203)
Income (loss)
 before income taxes       (1,917,277)      122,582    (6,782,858)     (942,316)

Federal and state income taxes
  Current                    (383,500)      116,000    (1,150,500)      279,000
  Deferred                   (738,000)     (484,000)   (2,515,000)   (1,887,000)
                           (1,121,500)     (368,000)   (3,665,500)   (1,608,000)

Net income (loss)            (795,777)      490,582    (3,117,358)      665,684

Basic and diluted
 earnings (loss) per share     ($0.25)        $0.15        ($0.97)        $0.21

Basic and diluted
 shares outstanding         3,205,276     3,205,276     3,205,276     3,205,276




See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                         Nine Months Ended
                                                              March 31
                                                         2001           2000
                                                             (Unaudited)

Operating activities
Net income (loss)                                   $ (3,117,358)   $  665,684
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                       7,321,912     6,700,419
   Provision for losses on accounts receivable            45,000        45,000
   Benefit for deferred income taxes                  (2,272,596)   (1,828,000)
   Gain on disposal of equipment                        (568,709)   (4,664,757)
   (Gain) loss on sale of marketable securities            5,104       (62,985)
   Changes in operating assets and liabilities:
      Accounts receivable                              3,073,616    (1,190,182)
      Prepaid expenses and supplies                       51,906      (332,599)
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities            (939,985)     (696,729)
      Net investment in direct financing leases        2,622,715     3,128,808
      Other assets                                             -       (50,020)
Net cash provided by operating activities              6,221,605     1,714,639

Investing activities
Purchases of property and equipment                     (391,097)  (26,676,453)
Investment in outside driver training facility                 -       (37,550)
Net increase in restricted cash                          (10,770)            -
Proceeds from sales of marketable securities               4,762       234,791
Proceeds from equipment sales                          1,676,173    19,853,230
Net cash provided by (used in) investing activities    1,279,068    (6,625,982)

Financing activities
Proceeds from long-term borrowing                        246,437    26,593,937
Principal payments on long-term debt and
 capital lease obligations                           (10,644,788)  (21,825,551)
Net cash provided by (used in) financing activities  (10,398,351)    4,768,386

Decrease in cash and cash equivalents                 (2,897,678)     (142,957)
Cash and cash equivalents at beginning of period       8,351,582     9,683,794

Cash and cash equivalents at end of period           $ 5,453,904   $ 9,540,837

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10
- K for the fiscal year ended June 30, 2000.

Note B - Supplemental Disclosures of Cash Flow Information

                                                         Nine Months Ended
                                                              March 31
                                                         2001          2000

Interest paid                                        $ 3,531,622   $ 2,545,278

Non-cash investing and financing activities:
  Decrease in direct financing leases                $ 6,608,715             -

  Debt incurred due to net investment in
    direct financing leases                                    -   $15,939,016

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

Note D - Reclassification

Certain reclassifications have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentation. These reclassifications had no effect on net income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations -- Third Quarter


Operating revenue for the third quarter of fiscal 2001 (ended March 31, 2001) was $20,850,239 compared to $22,522,951 for the third quarter of fiscal 2000, a decrease of $1,672,712 or 7.4% for the period. At March 31, 2001, the Company's fleet consisted of 779 trucks and 2,023 trailers, while on March 31, 2000, the Company's fleet consisted of 712 trucks and 2,212 trailers. Logistics and intermodal revenue for the third quarter of fiscal 2001 decreased by $583,379 from $1,607,316 for the third quarter of fiscal 2000 to $1,023,937 for the same period of fiscal 2001. The Company's revenue continued to be negatively impacted by a shortage of qualified drivers to operate its trucks during the third quarter of fiscal 2001. Additionally, the Company was affected by an industry-wide shortage of freight during the quarter ended March 31, 2001.

The Company experienced significant turnover in its lease program in the third quarter of fiscal 2001. Economic conditions were not favorable to small companies who did not have financial resources to survive. Consequently, 123 trucks which were lease trucks on June 30, 2000 were converted to Company trucks. Salaries, wages, and fringe benefits, made up primarily of drivers' wages, increased as a percentage of revenue to 30.3% in the third quarter of fiscal 2001 from 27.0% in the third quarter of fiscal 2000 due to the increase in Company drivers. Rents and purchased transportation decreased to 27.3% of revenue in fiscal 2001 from 32.3% in fiscal 2000 primarily due to the decrease in the Company's owner operators and to decreased logistics activities.

Operating supplies and expenses, as a percentage of revenue, increased to 26.8% in the third quarter of fiscal 2001 from 20.7% in the comparable period of fiscal 2000. This increase was due to the increase in company drivers and decrease in lease operators. Operating taxes and licenses decreased to 4.7% of revenue in fiscal 2001 from 5.1% in fiscal 2000. Insurance and claims were 2.7% of revenue in fiscal 2001, decreasing from 5.1% in fiscal 2000. Depreciation and amortization increased to 9.8% of revenue in fiscal 2001 from 2.3% in fiscal 2000. This increase was largely due to a smaller gain on sale of equipment of $439,566 which was realized in the third quarter of fiscal 2001 as compared to a gain of $2,214,744 in the third quarter of fiscal 2000 as gains are netted against depreciation and amortization. Other expenses were 2.7% of revenue in the third quarter of fiscal 2001 and 2.8% in the comparable period of 2000.

Operating revenue for the third quarter of 2001 decreased by 7.4% over the comparable period of 2000, while operating expenses increased by $291,031 or 1.4%. Accordingly, the Company's operating ratio increased to 104.3% in the third fiscal quarter of 2001 from 95.2% in the same period of fiscal 2000.

Interest expense increased to 5.3% of revenue in the third quarter of fiscal 2001 from 5.1% recorded in the third quarter of fiscal 2000.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Beginning in 1999 and continuing through 2000, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995. The Company took a position on its 1995 and later tax returns, which the Company believed might be challenged by the Internal Revenue Service (the Service). The Company initially did not recognize any tax benefit for financial reporting purposes. The Company is currently undergoing an audit by the Service for its fiscal 1997 tax period. Although the service has not made a final determination with regard to the lease transaction and its tax consequences, the Company believes that the Service will ultimately determine that its previous tax deductions were appropriate and the Company will then recognize all benefits accrued through the most current reporting period. Consequently, the Company recognized a current income tax credit of $383,500 during the quarter ended March 31, 2001.

Net loss for the third quarter of fiscal 2001 ended March 31, 2001 was ($795,777) ($.25 loss per diluted share) compared to net income of $490,582 ($.15 earnings per diluted share) during the comparable period of fiscal 2000, a decrease of $1,286,359 or 262.2% for the period.

Results of Operations - Nine Month Period

Operating revenue for the first nine months of fiscal 2001 ended March 31, 2001 was $63,926,044 compared to $66,729,176 for the comparable period of fiscal 2000, representing a decrease of $2,803,132 or 4.2%. Logistics and intermodal revenue decreased by $1,350,589 for the nine-month period of fiscal 2001 over the comparable period of fiscal 2000. As in the three-month period, a continued shortage of qualified drivers impaired the Company's ability to produce revenue.

Salaries, wages, and fringe benefits decreased to 28.3% of revenues in the nine-month period of fiscal 2001 from the 29.4% reported in the nine-month period of fiscal 2000. This decrease is primarily due to the Company's implementation of its lease program for owner operators. Rents and purchased transportation increased to 31.3% of revenue in the first nine months of fiscal 2001 from 28.2% during the comparable period of fiscal 2000. This increase was caused primarily by payments made to the Company's owner operators. Operating supplies and expenses increased to 23.9% of revenue in fiscal 2001 from 23.3% in fiscal 2000. Taxes and licenses decreased to 4.2% of revenue during fiscal 2001 from 4.9% in fiscal 2000. Insurance and claims were 4.1% of revenue in fiscal 2001, decreasing from 5.9% in fiscal 2000. Depreciation and amortization, as a percentage of revenue, increased to 10.6% of revenue in fiscal 2001 from 3.0% in the same period of fiscal 2000. This decrease was largely due to smaller gain on sale of equipment of $568,709 which was realized in the nine-month period of fiscal 2001 as compared to a gain of $4,664,757 in the same period of fiscal 2000 as gains are netted against depreciation and amortization. The remaining increase is due to depreciation on new equipment. Other expenses decreased to 3.0% in the nine-month period of fiscal 2001 from 3.2% in the nine-month period of fiscal 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Operating revenue for the nine-month period of 2001 decreased by 4.2% over the comparable period of 2000, while operating expenses increased by $1,991,561 or 3.0%. Accordingly, the Company's operating ratio increased to 105.4% for the nine-month period in 2001 from 98.0% during the same period in 2000.

Interest expense increased to 5.7% of revenue in the first nine months of fiscal 2001 from 4.0% recorded in the first nine months of fiscal 2000.

Beginning in 1999 and continuing through 2000, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995. The Company took a position on its 1995 and later tax returns which the Company believed might be challenged by the Internal Revenue Service (the Service). The Company initially did not recognize any tax benefit for financial reporting purposes. The Company is currently undergoing an audit by the Service for its fiscal 1997 tax period. Although the service has not made a final determination with regard to the lease transaction and its tax consequences, the Company believes that the Service will ultimately determine that its previous tax deductions were appropriate and the Company will then recognize all benefits accrued through the most current reporting period. Consequently, the Company recognized a deferred income tax credit of $1,150,500 during the nine-month period ended March 31, 2001.

Net loss for the first nine months of fiscal 2001 ended March 31, 2001 was ($3,117,358) ($.97 loss per diluted share) compared to net income of $665,684 ($.21 earnings per diluted share) during the comparable period of fiscal 2000, a decrease of $3,783,042 or 568.3% for the nine-month period.

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

The Company experienced significant turnover in its lease program for the first nine months of fiscal 2001. Economic conditions were not favorable to small companies who did not have financial resources to survive.
Consequently, 123 trucks which were lease trucks on June 30, 2000 were converted to Company trucks.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. For the third quarter of fiscal 2001, the average cost per gallon of fuel was approximately the same as in the same quarter of fiscal 2000. For the nine-month period ended March 31, 2001, the average cost per gallon was 23 cents higher than in the same period of fiscal 2000. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. The current or further cost increases or shortages of fuel could affect the Company's future profitability.

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

Operating activities provided cash flows of $6.2 million for the first nine months of fiscal 2001 compared to $1.7 million for the same period of fiscal 2000. Cash flows from operations in the first three quarters of fiscal 2001 were the result of $3.1 million net loss, $7.3 million in depreciation offset by $.6 million from gain on disposal of assets and $2.6 million provided by other working capital assets and liabilities. Investing activities provided net cash of $1.3 million during the first nine months of fiscal 2001 compared to $6.6 million net cash used in the same period of fiscal 2000. Financing activities used net cash of $10.4 million during the first three quarters of fiscal 2001 compared to $4.8 million net cash provided in fiscal 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

The Company's working capital decreased by $14.7 million to a deficit of $1.0 million at March 31, 2001 from $13.7 million at June 30, 2000. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital will be sufficient for its short-term needs.

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

During the first nine months of fiscal 2001, the Company has taken delivery of 4 new trucks, increasing its fleet to 779 at March 31, 2001. Additionally, the Company has sold 257 of its 48 foot trailers resulting in a gain of approximately $569,000. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments. The Company currently owns and operates 1,092 of the 53 foot trailers and 931 of the 48 foot trailers.

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

No reports on Form 8-K were filed during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          CANNON EXPRESS, INC.
                             (Registrant)



Date: May 15, 2001                    /s/ Dean G. Cannon
                                           President, Chairman of the Board,
                                           Chief Executive Officer and Chief
                                           Accounting Officer



Date: May 15, 2001                    /s/ Rose Marie Cannon
                                           Secretary, Treasurer and Director