Form 10-K
period 2001-06-30
CANNON EXPRESS INC
filed 2001-09-28
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

(   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO

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

Aggregate market value of voting stock held by non-affiliates of the registrant at August 29, 2001: $2,075,593

Number of shares of common stock outstanding at August 29, 2001:
Common Stock - 3,205,276

Documents incorporated by reference: Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 20, 2001.


Part I


Item 1.  Business

Cannon Express, Inc. (the "Company" or "Registrant") is an irregular route, truckload carrier with headquarters in Springdale, Arkansas, transporting a wide range of general commodities in the United States pursuant to nationwide operating authorities granted by the Department of Transportation ("DOT"), and in Canada through operating authorities granted by the Canadian provinces. At June 30, 2001, the Company operated a fleet of 777 tractors and 1,654 trailers, and employed 1,022 people, none of whom is represented by a collective bargaining agreement. Revenues from truckload operations accounted for approximately 95% of total revenues for the year ended June 30, 2001.

The Company also provides logistics services utilizing equipment and services provided by unrelated third parties in the transportation industry. Revenues from logistics services represented approximately 5% of total revenues realized for the year ended June 30, 2001.


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

During the fiscal year ended June 30, 2001, Wal-Mart Stores, Inc. ("Wal-Mart") accounted for 15.4% and International Paper, Inc. accounted for 9.4% of the Company's operating revenue. During the fiscal years ended June 30, 2000 and 1999, Wal-Mart accounted for 17.9% and 28.9%, respectively, and International Paper accounted for 9.4% and 13.1%, respectively, of operating revenue. In March of 1998 the Company made a decision not to continue some of the freight movements at the rates then being offered by Wal-Mart. Management of the Company believes that its longer-term interests will be best served by diversifying its customer base. The Company does not have long-term contracts with its customers, and, accordingly, there is no assurance that the current volume of business from these major customers will continue. Management believes that the sudden loss of a significant customer could have a material adverse effect on revenue, equipment utilization and operating efficiencies.

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


Drivers and Other Employees

As of June 30, 2001, the Company employed 797 drivers and driver trainees. All drivers are selected in accordance with Company guidelines relating primarily to safety record, driving experience and personal evaluation. The Company requires all drivers to meet experience requirements or to satisfactorily complete a training program, which pairs a trainee with one of the Company's proven driver trainers. Trainees sharpen the skills necessary for success and are evaluated daily by their trainer. Once selected, a driver or driver trainee is instructed in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of the equipment.

The Company's drivers are compensated on the basis of miles driven, loading, unloading and delivery stops, plus bonuses. Base pay per mile increases with a driver's completion of a specified number of miles safely driven. Effective January 1, 2000, the Company implemented an increase in drivers' starting base pay ranging from 2 to 4 cents per mile and discontinued paying its drivers a quarterly performance bonus. The Company has targeted its pay increase and its recruiting efforts toward drivers with 3 or more years driving experience. Company drivers who qualify are also paid an annual safety bonus. Company drivers were awarded approximately $201,000 in safety bonuses during fiscal 2001 as compared with approximately $238,000 awarded during fiscal 2000.

Like other truckload carriers, the Company experiences significant driver turnover. The Company experienced a shortage of qualified drivers during fiscal 2001. Management anticipates that competition for qualified drivers will intensify. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements; however, no assurance can be made that the Company will not experience a shortage of drivers in the future.

In an effort to improve its operating results, the Company implemented a new program during fiscal 2000 in which owner-operators may qualify to lease/purchase a truck and be paid a percentage of the Company's revenue to operate the truck under a contract with the Company to haul freight for its customers. This program is intended to provide benefits to the Company during the term of the lease approximately equal to the current employee driver program. The program is an option for drivers which the Company believes may improve driver retention. Since the owner/operator is responsible for certain of the costs borne by the company for employee drivers, the Company's income statement will reflect a shift between individual cost categories.

The Company's cost for owner/operators is reflected in the income statement as part of "Rents and purchased transportation." The Company has incurred a significant reduction in its costs for Salaries, wages and fringe benefits, Operating supplies and expense, Operating taxes and licenses, and Depreciation and amortization. The increase in "Rents and purchased transportation" approximately equals the decreases in the other categories, therefore, having no significant impact on profit margin.


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

The Company employed:
                                                              June 30,
                                                           2001     2000
Drivers and Driver Trainees (including Owner-Operators)     797       714
Management                                                   16        16
Operations, Marketing and Administration                    163       144
Maintenance and Repair                                       46        61
Total                                                     1,022       935

Management considers relations with its employees to be satisfactory and has not experienced collective bargaining efforts in the past, nor does it anticipate any collective bargaining by employees in the future. The Company has a 401(k) plan for its drivers and other employees. Company contributions, if any, are determined annually by its Board of Directors.

Tractors and Trailers

At June 30, 2001, the fleet consisted of 777 tractors and 1,654 trailers, compared to 775 tractors and 2,280 trailers at June 30, 2000. During the fiscal year ended June 30, 2001, 2 tractors were sold and 4 new tractors were added to the fleet. In addition, the Company sold 626 trailers during the fiscal year ended June 30, 2001.

Tractors are acquired primarily with driver comfort, fuel efficiency and overall economy in mind. All tractors operated by the Company are conventionals, rather than cab-overs. Management believes that this type of tractor will provide the driver greater comfort and will require less overall maintenance because of the tractor's easier ride on the road. As of June 30, 2001, substantially all of the Company's tractors were manufactured by International, while trailers were manufactured by Pines and Great Dane. The Company has negotiated extended warranties on many of its tractors and intends to trade-in such tractors on approximately a three-year cycle. However, due to depressed values for used trucks, the Company may elect to increase the trade time. Manufacturers of tractors are required to certify to the Company that new tractors meet federal emissions standards. All trailers in the fleet measure 48 or 53 feet in length by 102 inches in width.

The Company has a comprehensive preventive maintenance program for its tractors and trailers. Inspections and different levels of repair or maintenance are performed at regular intervals. At each inspection, diagnostic tests are performed to ensure proper operation of equipment.


The following table shows the type and age of equipment operated by the Company at June 30, 2001:
            MODEL           OVER-the-ROAD    48-FOOT      53-FOOT
             YEAR             TRACTORS       TRAILERS     TRAILERS
            2001                 59              -          100
            2000                611              -          100
            1999                100              -            -
            1998                  -              -          596
            1997                  -              -          296
            1996                  2            296            -
            1995 thru 1983        5            266            -
                                777            562        1,092

Fuel
The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Both the availability and the cost of diesel fuel are influenced by economic and political events not within the Company's control. The Company does not presently participate in any program to insure price stability. During fiscal 2001, the Company's average cost per gallon was approximately 18 cents higher than in fiscal 2000. During the 4th quarter of fiscal 2001, the Company's average price per gallon was approximately the same as in the same period of the previous year. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. The current cost or future cost increases or shortages of fuel could affect the Company's future profitability.

Governmental Regulation
The Company is a motor common and contract carrier previously regulated by the Department of Transportation ("DOT") and various state agencies. These regulatory authorities have broad powers generally governing matters such as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions and periodic financial reporting. In addition, the Company's Canadian business activities are subject to similar requirements imposed by provincial and Canadian regulations. Canadian business activities represent less than 1% of total company operations.

The Company, like other motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the United States Department of Transportation ("DOT") and by Canadian provincial authorities. In addition, vehicle weight and dimensions are subject to federal, state and provincial regulations. Management believes that the Company is in compliance in all material respects with applicable regulatory requirements relating to its operations. The failure of the Company to comply with regulations of the DOT, state or provincial agencies could result in substantial fines or revocation of operating authorities. Federal, state and local environmental laws and regulations impose requirements relating to, among other things, contingency planning for spills of petroleum products, disposal of waste oil and maintenance and testing of underground storage tanks. Management believes that future compliance with such laws and regulations will not have a material effect upon the Company's capital expenditures, earnings or competitive position.


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

Item 2.  Properties

The Company's executive offices and its maintenance facility are located at 1383, 1457 & 1457A E. Robinson in Springdale, Arkansas.

The office facility is located on a 4.85 acre tract of land. It is leased from Dean G. Cannon and Rose Marie Cannon, President and Secretary/Treasurer of the Company, respectively.

The Company's maintenance facility, purchased in 1987, is located on a 17-acre tract of land adjacent to the office facility. The 13,000 square foot facility contains 7 drive through bays and other improvements and is used by the Company for equipment maintenance, repairs and refueling.

The Company owns approximately 31 acres of land adjacent to the above locations to be used for future expansion.


Item 3.  Legal Proceedings
The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on the Company's financial position. Additionally, a decision has been rendered against the Company by the Equal Employment Opportunity Commission ("EEOC") for unlawful hiring practices regarding pre-employment questions about medical issues. The Company believed it was required by Department of Transportation regulations to ask these questions. The Company has entered into a settlement agreement with the EEOC which requires the Company to pay certain individuals who may have been discriminated against a fee and/or be offered employment with the Company. The Company has accrued $250,000 for these payments and associated legal fees during fiscal year 2001. Management believes that settlement of this charge will not have a material adverse effect on the financial position of the Company.

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

     On March 3, 1998, the Company transferred its listing from the NASDAQ National Market System to the American Stock Exchange under the symbol AB.

     The range of high and low sales prices for the last eight fiscal quarters is as follows:

                                             COMMON STOCK
                                            HIGH       LOW

     YEAR ENDED JUNE 30, 2001:
     First Quarter                       $ 2  1/2   $ 1  3/4
     Second Quarter                        1  13/16      3/4
     Third Quarter                         1  7/8        7/8
     Fourth Quarter                        2  5/8        7/8

     YEAR ENDED JUNE 30, 2000:
     First Quarter                       $ 3  7/16  $ 2  3/4
     Second Quarter                        3  5/8     2
     Third Quarter                         2  3/4     1  5/8
     Fourth Quarter                        2  5/8     1  3/8

(b) The approximate number of holders of common stock as of August 31, 2001, was 1600.

(c) The Company has not paid any dividends on its Common Stock. The present policy of the Company is to retain cash earnings to provide funds for operations and expansion of the Company's business.


Item 6.  Selected Financial Data

The following table provides a summary of selected financial data for Cannon Express, Inc.

                                       FISCAL YEAR ENDED JUNE 30,
                              2001      2000      1999      1998       1997
                                    (in thousands except per share data)

Operating Revenue           $85,795   $91,779   $95,213   $109,245   $106,136

Income (loss)                (7,303)      520      (487)     1,815      1,432


Basic and diluted
 earnings (loss)
 per share(1,2 & 3):          (2.28)      .16      (.15)       .57        .45


Total assets                $75,529  $103,889   $75,968    $80,886    $81,188


Long term debt,
 less current portion       $38,840   $56,648   $25,999    $29,768    $35,393














(1) Earnings per share have been restated to give effect to the stock recapitalization effected on April 10, 1996.


(2) Basic and diluted earnings per share is computed based on the weighted average number of shares outstanding during the year.


(3) The calculation for fiscal 2001 and 2000 does not include effect of certain out of market options as they are anti-dilutive. (See Note 1 of the Notes to Consolidated Financial Statements).



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following table sets forth the percentage relationship of certain revenue and expense items for the fiscal years indicated.

                                                   Percentages of
                                                  Operating Revenue
                                                  Year Ended June 30,

                                             2001         2000        1999
Operating revenue                           100.0%       100.0%      100.0%

Operating expenses and costs:
  Salaries, wages and fringe benefits        29.6%        28.1%       37.9%
  Operating supplies and expenses            25.1         24.1        31.5
  Operating taxes and licenses                4.5          4.5         5.8
  Insurance and claims                        4.0          5.2         4.5
  Depreciation and amortization              10.0          4.4        10.4
  Rents and purchased transportation         28.8         28.8         5.5
  Other                                       2.8          3.0         2.4
    Total operating expenses                104.8         98.1        98.0
Operating income (loss)                      (4.8)         1.9         2.0
Other income (expense):
  Interest and dividend income                0.4          0.5         0.4
  Gain (loss) on marketable securities       (0.0)        (0.1)       (0.0)
  Interest expense                           (5.4)        (4.2)       (3.2)
Income (loss) before income taxes            (9.8)        (1.9)       (0.8)
Income taxes                                 (1.3)        (2.5)       (0.3)
Net income (loss)                            (8.5)%        0.6%       (0.5)%

RESULTS OF OPERATIONS:

Fiscal year ended June 30, 2001 compared to Fiscal year ended June 30, 2000

Operating revenue for fiscal 2001 decreased 6.5% or $5,983,371 to $85,795,395. Logistics and intermodal revenue decreased by $2,174,097, or 30.5%, during fiscal 2001 over the comparable period in fiscal 2000. The Company's revenue continued to be negatively impacted by a shortage of qualified drivers to operate its trucks in fiscal 2001. Additionally, the Company was affected by an industry-wide shortage of freight during fiscal 2001.

The Company experienced significant turnover in its lease program during fiscal 2001. Economic conditions were not favorable to small companies who did not have financial resources to survive. Consequently, 159 trucks which were lease trucks on June 30, 2000, were converted to Company trucks. Salaries, wages and fringe benefits decreased 1.7% or $427,893 to $25,392,576 in fiscal 2001 due to fewer miles driven. Rents and purchased transportation decreased 6.5% or $1,715,435 to $24,795,672 in fiscal 2001 primarily due to the decrease in the Company's owner operators and to decreased logistics activities.


Operating supplies and expenses decreased 2.7% or $587,946 to $21,501,052 in fiscal 2001. Fuel costs for the fiscal year ended June 30, 2001, averaged 18 cents per gallon higher than in the comparable period of fiscal 2000, which together with a decrease in total miles driven of 3,168,074 and the purchase of fuel by owner operators, increased operating expense by approximately $830,000 during the 12 month period. Maintenance and tire costs decreased by approximately $2,062,000 due to fewer repairs and tires on new equipment.

Operating taxes and licenses decreased 6.5% or $264,950 to $3,826,877 in fiscal 2001 primarily due to lower fuel taxes as the result of fewer miles driven.

Insurance and claims decreased 27.9% or $1,337,478 to $3,452,596 in fiscal 2001 due to favorable claims experience.

Depreciation and amortization increased 114.1% or $4,570,094 to $8,577,086 in fiscal 2001. This increase is primarily due to a smaller gain on sale of equipment of $1,205,952, which was realized in fiscal 2001 as compared to a gain of $5,163,933 in fiscal 2000 as gains are netted against depreciation and amortization.

The Company's operating ratio increased to 104.8% for fiscal 2001 from 98.1% for the prior year.

Interest expense increased 21.3% or $819,577 in fiscal 2001 due to the increase in debt payments associated with the purchase of new equipment.

Beginning in 1999 and continuing through 2001, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995. The Company took a position on its 1995 and later tax returns, which the Company believed might be challenged by the Internal Revenue Service (the Service). The Company initially did not recognize any tax benefit for financial reporting purposes. The Company is currently undergoing an audit by the Service for its fiscal 1997 tax period. Although the service has not made a final determination with regard to the lease transaction and its tax consequences, the Company believes that the Service will ultimately determine that its previous tax deductions were appropriate, and the Company will then recognize all benefits accrued through the most current reporting period. Consequently, the Company recognized an income tax credit of approximately $1million during fiscal 2001.

Net loss for fiscal year ended June 30, 2001 was ($7,303,442) ($2.28 loss per diluted share) compared to net income of $520,501 ($.16 earnings per diluted share) during fiscal 2000, a decrease of $7,823,943 or 1503.2%.

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


Liquidity and Capital Resources

Cash flows from Operations - Operating activities provided cash of $5.9 million and $2.5 million in fiscal 2001 and 2000, respectively. Net cash flows from operations in fiscal 2001 were primarily the result of $7.3 million net loss, $9.8 million in depreciation offset by $1.2 million from gain on disposal of assets, $3.2 million decrease in net investment in direct financing leases, and a $1.4 million decrease in accounts receivable and other assets.

Cash flows from Investing Activities - Investing activities provided net cash of $3.7 million in fiscal 2001 and used net cash of $9.9 million in fiscal 2000. Proceeds from equipment sales totaling $4.1 million was offset by $.4 million in purchases of new equipment and other investing activities for 2000. Purchases of new equipment totaling $32.1 million was offset by $22.2 million in equipment sales and other investing activities for 2000.

Cash flows from Financing Activities - Financing activities used net cash of $14.9 million in fiscal 2001 and provided net cash of $6.0 million in fiscal 2000.

Working capital needs have been met primarily from cash generated from operations. During the fiscal year ended June 30, 2001, cash provided by operating activities was $5,879,118, up from $2,528,822 for the prior fiscal year ended June 30, 2000. The current ratio decreased from 1.64 at June 30, 2000 to .74 at June 30, 2001. Working capital decreased by $20.4 million to a deficit of $6.7 million, including $16 million in current maturities of long-term debt, at June 30, 2001 from a surplus of $13.7 million at June 30, 2000. Approximately $3.9 million of this decrease is due to the decrease in the net investment in direct financing leases resulting from the owner-operator program. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital will be sufficient for its short-term needs. However, the Company is also in the process of obtaining a $6 million working capital line of credit that would be collateralized by qualifying accounts receivable.

During the fiscal year ended June 30, 2001, 2 tractors were sold and 4 new tractors were added to the fleet. The Company also sold 626 trailers during the fiscal year ended June 30, 2001.

Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has experienced increasing net losses before income taxes of approximately $8.4 million, $1.8 million and $800,000 for the years ended June 30, 2001, 2000 and 1999, respectively. In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $6.7 million, which includes approximately $16 million in current debt obligations coming due in fiscal year 2002.


These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
The ability of the Company to continue as a going concern is dependant upon its ability to significantly improve its operating ratios, its ability to generate sufficient cash flow to meet its obligations on a timely basis, the support of its stockholders and its ability to obtain additional financing or refinancing as may be required.

The Company is currently implementing a plan, which management believes will significantly improve its operating efficiencies over the next fiscal year. The Company has retained the services of an outside consultant, having significant experience in the transportation industry, both from an operational as well as a marketing strategy standpoint throughout the United States, Mexico and Canada. The Company has identified numerous cost-cutting measures to eliminate unnecessary overhead, including eliminating a maintenance shift, expected to save the Company at least $500,000 annually. The Company is further focusing on the reduction of deadhead miles by concentrating on lane optimization.

The Company is also being more selective in its acceptance of new customers, making a concerted effort to improve the rate per mile realized on each load. In addition, the risk of further increases in fuel costs, which played a significant role in the current year net loss, is being mitigated through efforts to include fuel surcharges on new contracts.

The Company has also identified selected assets for possible disposition. Management believes sale of these assets would increase cash flow and pre-tax earnings by approximately $4.5 million and $2.0 million, respectively. These assets include 400 trailers and an airplane.

Finally, management believes the Company has an excellent relationship with its lenders and that they will be able, if necessary, to refinance any existing debt on revenue equipment. The Company is also in process of obtaining a $6 million working capital line of credit that would be collateralized by qualifying accounts receivable. Management further expects interest costs to decline as interest rates continue to decrease and the Company's debt includes floating interest rates.

There is no assurance that the Company will be able to improve its operating ratios or that the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due in fiscal 2002 or to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.

Inflation
Inflation continues to have a minimal impact on operations.

Seasonality
In the trucking industry, results of operations generally show a seasonal pattern because customers reduce shipments during the winter. Historically, the Company's operating efficiency has decreased during the winter months due to increased maintenance costs, reduced fuel efficiency, detours and delays for weather.


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

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to cash flow and interest rate risks due to changes in interest rates with respect to its long-term debt. See Note 2 of the Notes to Consolidated Financial Statements for details on the Company's long-term debt.

Item 8.  Financial Statements and Supplementary Data

The response to this Item is presented in a separate section of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of Registrant

Certain information about directors and executive officers of the Company is set forth below:

     Name                Age                   Position
     Dean G. Cannon      60        President and Chairman of the Board
     Rose Marie Cannon   60        Secretary, Treasurer and Director
     Larry L. Patrick    56        Vice President
     Duane Wormington    44        Vice President of Finance

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

Based solely upon a review of the copies of such reports furnished to the Company, or written representations from certain reporting persons, the Company believes that, during the 2001 fiscal year, all filing requirements were complied with as they apply to its officers, directors and greater than 10% beneficial owners. The remainder of this item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 20, 2001.

Item 11.  Executive Compensation
This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 20, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 20, 2001.

Item 13.  Certain Relationships and Related Transactions
This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 20, 2001.

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 28th day of September, 2001.

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


By:  /s/ Rose Marie Cannon           By:     /s/ Sam F. Fiser
     Rose Marie Cannon                       Sam F. Fiser
     Director, Secretary                     Director
     and Treasurer


By:  /s/ Glenn E. Kelley
     Glenn E. Kelley
     Director



FORM 10-K-ITEM 8, ITEM 14(a)(1) AND (2)
CANNON EXPRESS, INC., AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements of Cannon Express, Inc. and Subsidiaries are included in Item 8:

  Report of Independent Public Accountants.

  Consolidated Balance Sheets as of June 30, 2001 and 2000.

  Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999.

  Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999.

  Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999.

  Notes to Consolidated Financial Statements as of June 30, 2001 and 2000.

The following consolidated financial statement schedule of Cannon Express, Inc. and Subsidiaries is included in Item 14(d):

  Schedule (II) Valuation and Qualifying Accounts.


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



Report of Independent Public Accountants


To the Board of Directors and Stockholders of Cannon Express, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Cannon Express, Inc. and subsidiaries (a Delaware corporation) as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cannon Express, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficit working capital at June 30, 2001, which, among other things, raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts schedule is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                     ARTHUR ANDERSEN LLP

Fayetteville, Arkansas
August 3, 2001




Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                               June 30,
                                                           2001        2000




Assets
Current assets:
 Cash and cash equivalents                              $2,958,450   $8,351,582
 Receivables, less allowance for doubtful accounts
  (2001--$542,618; 2000--$267,405):
   Trade                                                10,348,355   11,987,372
   Other                                                   837,987    1,837,256
 Current portion of net investment in
  direct financing leases                                2,678,000    6,575,400
 Prepaid expenses and supplies                           1,703,016    1,623,267
 Deferred income taxes                                           -    4,919,000
Total current assets                                    18,525,808   35,293,877

Property and equipment:
 Land, buildings and improvements                        1,368,273    1,257,335
 Revenue equipment                                      74,067,666   75,340,802
 Service, office and other equipment                     2,982,769    2,932,135
                                                        78,418,708   79,530,272
 Less allowance for depreciation                        27,003,925   24,460,235
                                                        51,414,783   55,070,037
Other assets:
 Receivable from stockholders                               23,406       23,406
 Restricted cash                                         2,417,686    2,406,916
 Marketable securities                                     342,550      346,970
 Net investment in direct financing
  leases, less current portion                           2,693,838   10,636,780
 Other                                                     111,182      111,182
                                                         5,588,662   13,525,254



                                                       $75,529,253 $103,889,168






See accompanying notes.


Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)


                                                               June 30,
                                                           2001         2000


Liabilities and Stockholders' Equity
Current liabilities:
 Trade accounts payable                                 $1,435,153   $1,529,639
 Accrued expenses:
   Insurance reserves                                    3,539,724    3,666,103
   Other                                                 2,064,307    1,865,089
 Federal and state income taxes payable                  2,175,579    1,414,652
 Current portion of long-term debt                      15,969,109   13,098,351
Total current liabilities                               25,183,872   21,573,834

Long-term debt, less current portion                    38,839,680   56,648,009
Deferred income taxes                                            -    6,849,000
Other liabilities                                                -       12,531

Stockholders' equity:
 Common stock: $.01 par value; authorized
  10,000,000 shares; issued 3,265,401 shares;
  outstanding 3,205,276 shares in 2001 and 2000             32,654       32,654
 Additional paid-in capital                              3,747,575    3,747,575
 Retained earnings                                       7,926,689   15,230,131
 Accumulated other comprehensive income,
  net of income taxes (credit) of $(2,097)
  and $72,262 in 2001 and 2000, respectively                  (953)      (4,302)
                                                        11,705,965   19,006,058
 Less treasury stock, at cost (60,125 shares
   in 2001 and 2000)                                       200,264      200,264
                                                        11,505,701   18,805,794

                                                       $75,529,253 $103,889,168








See accompanying notes.


Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Operations



                                                Years ended June 30,
                                           2001         2000          1999

Operating revenue                      $85,795,395   $91,778,766   $95,212,908

Operating expenses and costs:
 Salaries, wages and fringe benefits    25,392,576    25,820,469    36,083,271
 Rents and purchased transportation     24,795,672    26,511,107     5,202,381
 Operating supplies and expenses        21,501,052    22,088,998    29,947,122
 Operating taxes and licenses            3,826,877     4,091,827     5,538,612
 Insurance and claims                    3,452,596     4,790,074     4,263,032
 Depreciation and amortization           8,577,086     4,006,992     9,866,614
 Other                                   2,384,620     2,755,118     2,394,860
                                        89,930,479    90,064,585    93,295,892

Operating income (loss)                 (4,135,084)    1,714,181     1,917,016
Other income (expense):
 Interest expense                       (4,658,484)   (3,838,907)   (3,004,970)
 Interest and dividend income              353,259       469,942       361,460
 Loss on marketable equity securities       (5,104)      (99,715)      (27,890)
                                        (4,310,329)   (3,468,680)   (2,671,400)

Income (loss) before income taxes       (8,445,413)   (1,754,499)     (754,384)
Federal and state income taxes:
 Current (Credit)                       (1,141,971)   (1,303,000)     (292,000)
 Deferred (Credit)                               -      (972,000)       25,000
                                        (1,141,971)   (2,275,000)     (267,000)

Net income (loss)                      $(7,303,442)  $   520,501   $  (487,384)

Basic earnings (loss) per share        $     (2.28)  $      0.16   $     (0.15)
Average shares and share
 equivalents outstanding                 3,205,276     3,207,172     3,197,896

Diluted earnings (loss) per share      $     (2.28)  $      0.16   $     (0.15)
Diluted shares and share
 equivalents outstanding                 3,205,276     3,207,172     3,197,896




See accompanying notes.


Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity


                                            Accumulated
                      Additional               Other
               Common   Paid-In    Retained Comprehensive  Treasury
                Stock   Capital    Earnings    Income       Stock     Total

Balances at
 July 1, 1998 $32,530  $3,720,988 $15,197,014 $      -   $(200,264) $18,750,268

Comprehensive income
 Net loss           -           -    (487,384)       -           -     (487,384)
 Accumulated other comprehensive income:
 Unrealized depreciation
  on marketable
  securities        -           -           - (147,624)          -     (147,624)
 Realized loss
  on marketable
  securities        -           -           -   27,890           -       27,890
Total comprehensive income                                             (607,118)
Stock issued:
 Exercise of
  options         124      26,587           -        -           -       26,711
Balances at
 June 30, 1999 32,654   3,747,575  14,709,630 (119,734)   (200,264)  18,169,861

Comprehensive income
 Net income         -           -     520,501        -           -      520,501
 Accumulated other comprehensive income:
 Unrealized appreciation
  on marketable
  securities        -           -           -   54,107           -       54,107
 Realized loss
  on marketable
  securities        -           -           -   61,325           -       61,325
Total comprehensive income                                              635,933
Balances at
 June 30, 2000 32,654   3,747,575  15,230,131   (4,302)   (200,264)  18,805,794

Comprehensive income
 Net loss           -           -  (7,303,442)       -           -   (7,303,442)
 Accumulated other comprehensive income:
 Unrealized appreciation
  on marketable
  securities        -           -           -      210           -          210
 Realized loss
  on marketable
  securities        -           -           -    3,139           -        3,139
Total comprehensive income                                           (7,300,093)
Balances at
 June 30,2001 $32,654  $3,747,575  $7,926,689  $  (953)  $(200,264) $11,505,701

See accompanying notes.


Cannon Express, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                   Years ended June 30,
                                             2001          2000         1999
Operating activities
Net income (loss)                        $(7,303,442)  $  520,501  $  (487,384)
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization             9,783,036    9,173,125   13,077,769
 Provision for losses
  on accounts receivable                     270,639       75,000       60,000
 Provision (credit) for
  deferred income taxes                   (1,930,000)  (2,632,000)      25,000
 Gain on disposal of equipment            (1,205,951)  (5,163,933)  (3,211,610)
 Loss on sale of marketable securities         5,104       99,715       27,890
 Changes in operating assets and liabilities:
   Receivables                             2,367,647   (3,039,879)     136,560
   Prepaid expenses and supplies             (79,749)     (92,924)    (205,319)
   Accounts payable, accrued expenses,
    income taxes payable, and
    other liabilities                        737,182      (36,884)   1,454,297
   Net investment in direct
    financing leases                       3,234,652    3,651,121            -
   Other assets                                    -      (25,020)           -
Net cash provided by oper. activities      5,879,118    2,528,822   10,877,203

Investing activities
Purchases of property and equipment         (433,106) (32,112,256)  (7,174,194)
Net decrease(increase) in restricted cash    (10,770)     (25,832)       5,748
Investment in outside driver training facility     -      (37,550)    (280,000)
Proceeds from sales of marketable securities   4,762      371,669       48,633
Proceeds from equipment sales              4,104,434   21,921,095    8,063,555
Net cash provided by (used in)
 investing activities                      3,665,320   (9,882,874)     663,742

Financing activities
Proceeds from long-term borrowings           246,437   31,227,405   12,506,871
Principal payments on long-term debt and
 capital lease obligations               (15,184,007) (25,205,565) (18,208,238)
Proceeds from exercise of stock options            -            -       26,711
Net cash provided by (used in)
 financing activities                    (14,937,570)   6,021,840   (5,674,656)

Increase(decrease) in cash and
 cash equivalents                         (5,393,132)  (1,332,212)   5,866,289
Cash and cash equivalents
 at beginning of year                      8,351,582    9,683,794    3,817,505

Cash and cash equivalents at end of year  $2,958,450   $8,351,582   $9,683,794


See accompanying notes.


Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

1. Nature of Operations and Summary of Significant Accounting Policies

Consolidation and Business - The consolidated financial statements include the accounts of Cannon Express, Inc. (the "Company" ) and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company operates as an irregular route, truckload carrier.

Future Operations - The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has experienced increasing net losses before income taxes of approximately $8.4 million, $1.8 million and $800,000 for the years ended June 30, 2001, 2000 and 1999, respectively. In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $6.7 million, which includes approximately $16 million in current debt obligations coming due in fiscal year 2002.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
The ability of the Company to continue as a going concern is dependant upon its ability to significantly improve its operating ratios, its ability to generate sufficient cash flow to meet its obligations on a timely basis, the support of its stockholders and its ability to obtain additional financing or refinancing as may be required.

The Company is currently implementing a plan, which management believes will significantly improve its operating efficiencies over the next fiscal year.
The Company has retained the services of an outside consultant, having significant experience in the transportation industry, both from an operational as well as a marketing strategy standpoint throughout the United States, Mexico and Canada. The Company has identified numerous cost-cutting measures to eliminate unnecessary overhead, including eliminating a maintenance shift, expected to save the Company at least $500,000 annually. The Company is further focusing on the reduction of deadhead miles by concentrating on lane optimization.

The Company is also being more selective in its acceptance of new customers, making a concerted effort to improve the rate per mile realized on each load. In addition, the risk of further increases in fuel costs, which played a significant role in the current year net loss, is being mitigated through efforts to include fuel surcharges on new contracts.

The Company has also identified selected assets for possible disposition. Management believes sale of these assets would increase cash flow and pre-tax earnings by approximately $4.5 million and $2.0 million, respectively. These assets include 400 trailers and an airplane.


Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies
(continued)

Finally, management believes the Company has an excellent relationship with its lenders and that they will be able, if necessary, to refinance any existing debt on revenue equipment. The Company is also in the process of obtaining a $6 million working capital line of credit that would be collateralized by qualifying accounts receivable. Management further expects interest costs to decline as interest rates continue to decrease and the Company's debt includes floating interest rates.

There is no assurance that the Company will be able to improve its operating ratios or that the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due in fiscal 2002 or to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.

Property and Equipment - Property and equipment are recorded at cost. For financial reporting purposes, the cost of such property is depreciated using the straight-line method. For tax reporting purposes, accelerated cost recovery methods are used. Gains on sales of revenue equipment are recognized in the period realized as a reduction to depreciation expense. Gains on sales of revenue equipment recorded in fiscal 2001, 2000 and 1999 were $1,205,951, $5,163,933 and $3,211,610, respectively. Tires purchased with revenue equipment have been capitalized as a part of the cost of such equipment; however, replacement tires are expensed when placed in service. The estimated useful life of revenue equipment is 3 to 7 years, and the estimated useful life of service, office and other equipment is 5 to 7 years.

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

Comprehensive Income - The Company accounts for comprehensive income under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components.

Earnings Per Share - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, effective June 30, 1998, and all earnings per share amounts disclosed herein have been calculated under the provisions of SFAS No. 128. Basic earnings per share is computed based on the weighted average number of shares outstanding during the year, while diluted earnings per share is based on the weighted average number of shares adjusted to include common stock equivalents attributable to dilutive warrants and stock options.


Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies
(continued)

The Company accounts for earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. In computing diluted earnings per share, only potential common shares that are dilutive_ those that reduce earnings per share or increase loss per share_ are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported or the exercise price of the convertible securities exceeds the market price. As the exercise price of all potentially dilutive financial instruments was less than the market price at June 30, 2001, and the Company incurred a loss from continuing operations for the year ended June 30, 2001, basic earnings per share and diluted earnings per share were computed in the same manner. Although such financial instruments were not included due to being antidilutive, the Company does have 84,861 shares of potentially dilutive financial instruments in the form of warrants and options at June 30, 2001.

Insurance - The Company is self-insured up to certain limits for workers' compensation, cargo loss and damage, and certain property damage and liability claims. Provision has been made for the estimated liabilities for claims incurred, including liabilities for claims incurred but not reported. The amount of actual losses incurred could differ materially from the estimates reflected in these financial statements.

The Company's insurance activities are secured by $2,651,500 in letters of credit. Restricted cash of $2,417,686 and $2,406,916 at June 30, 2001 and 2000, respectively, represents certificates of deposit held as collateral for these letters of credit.

Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Marketable Equity Securities - Noncurrent marketable equity securities for which the Company has no immediate plan to sell are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders'equity.

Realized gains and losses, based on the specifically identified cost of the security, are included in net income.

The amortized cost and approximate fair values of noncurrent marketable equity securities classified as available-for-sale are as follows:

                                                       June 30,
                                                  2001         2000

   Cost                                       $ 344,099      $ 353,965
   Unrealized losses                             (1,549)        (6,995)

   Fair value                                 $ 342,550      $ 346,970


Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies
(continued)

Proceeds from sales of available-for-sale equity securities were $4,762, $371,669 and $48,633 for 2001, 2000 and 1999, respectively. Resultant gross losses of $(5,104), $(99,715) and $(27,890) were recognized and included in net income for 2001, 2000 and 1999, respectively. The Company's available-for-sale equity securities were recorded at their market value as of June 30, 2001, 2000 and 1999.

Deferred income taxes (Note 3) related to the net change in unrealized appreciation (depreciation) on available-for-sale securities, shown in stockholders' equity, were approximately $(2,097), $72,262 and $(74,955) for 2001, 2000 and 1999, respectively.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 financial statement presentation. These reclassifications had no effect on net income.




Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2. Long-term Debt

                                                     June 30,
                                                2001          2000
Equipment notes (1)                        $ 20,843,065   $ 27,477,650
Capital lease obligations (2)                33,965,724     42,268,710
                                             54,808,789     69,746,360
Less current portion                         15,969,109     13,098,351
                                           $ 38,839,680   $ 56,648,009

(1)Represents loans on revenue equipment, payable in various installments through 2004 with a weighted average interest rate of 7.1%. Revenue equipment, having a book value of approximately $18,090,000 at June 30, 2001, is pledged as collateral. The carrying amount of equipment notes payable approximates fair value at June 30, 2001.

(2)Capital lease obligations are for revenue equipment with an aggregate net book value of approximately $29,260,000 at June 30, 2001. The leases have a weighted average interest rate of 6.7%. The leases extend from three to seven years and contain renewal or fixed price purchase options. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

Revenue equipment having an original cost of approximately $19 million and leased to owner operators per direct financing leases described in Note 5 are pledged as collateral in part against both the equipment notes and capital lease obligations.

Annual maturities of long-term debt, excluding capital lease obligations (Note 6) at June 30, 2001, are:

                          2002       $ 9,408,024
                          2003         8,916,457
                          2004         2,518,584
                                     $20,843,065

3. Federal and State Income Taxes

A reconciliation between the effective income tax rate and the statutory federal income tax rate is presented in the following table:
                                                Years ended June 30,
                                         2001          2000           1999
Income taxes at the statutory
 federal rate of 34%                $(2,871,000)   $  (596,000)    $(256,000)
Federal income tax effects of:
  Equipment leasing transactions     (1,074,000)    (1,660,000)            -
  Other                                  69,029         50,000        19,000
Increase in valuation allowance       3,087,000              -             -
State income taxes                     (353,000)       (69,000)      (30,000)
                                    $(1,141,971)   $(2,275,000)    $(267,000)


Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3. Federal and State Income Taxes (continued)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                  June 30,
                                             2001        2000
Deferred tax assets:
  Revenue equipment leases                  $13,005,000    $16,185,000
  Self-insurance accruals                     1,355,000      1,404,000
  Net operating loss carryforwards            7,558,000        874,000
  Allowance/valuation reserves                  414,000        254,000
  Revenue recognition                            28,000         56,000
    Total deferred income tax assets         22,360,000     18,773,000

Deferred tax liabilities:
  Depreciation                               16,998,000     13,973,000
  Net investment in direct financing leases   2,057,000      6,590,000
  Prepaids and other                            218,000        140,000
    Total deferred income tax liabilities    19,273,000     20,703,000

Net deferred tax asset (liability)            3,087,000     (1,930,000)
Valuation allowance for deferred tax assets  (3,087,000)             -

Net deferred taxes                          $         -    $(1,930,000)


SFAS 109, "Accounting for Income Taxes," requires deferred tax assets to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the Company has generated net operating losses for the last few years and there is no assurance of future income, a valuation allowance of $3,087,000 has been established at June 30, 2001, to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the need for such valuation allowance in the future.

On June 30, 2001, the Company had Federal and State NOL tax carryforwards, which expire as follows:

      2003                              $  874,000
      2006                                 742,000
      2013                                 703,000
      2019                                 705,000
      2020                                 255,000
      2021                               4,279,000
       Total                            $7,558,000


Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.  Federal and State Income Taxes (Continued)

The Company, in fiscal 1995, entered into a leasing transaction, which was accounted for on a consolidated financial reporting basis as a sale/leaseback transaction. For income tax reporting purposes, the Company recognized a benefit in fiscal 1995, 1996, 1997, 1998 and 1999. This benefit is being recognized in the Company's consolidated financial statements as a reduction in current provision for income taxes upon the expiration of the statutory period. Approximately $1.5 million and $1.7 million of this benefit was recognized in the Company's consolidated financial statements for the years ended June 30, 2001 and 2000, respectively.

The Company is awaiting a final determination from the Internal Revenue Service (IRS) relating to the accounting for the sale/leaseback transactions described in Note 3. If it is determined that these transactions were not deductible for tax purposes, the Company could be subject to an assessment by the IRS.

4. Common Stock

Treasury Stock - In March 1990, the Board of Directors approved the purchase in open market transactions of up to 150,000 shares of common stock. As of June 30, 2001, 60,125 shares at an average price of $3.33 per share are included as treasury stock on the balance sheets. No purchases were made in fiscal years 2001, 2000 and 1999.

Stock Options - The Company has reserved 1,000,000 shares of common stock for issuance under the Company's Incentive Stock Option Plan. Options are granted for five to ten year terms and are exercisable in cumulative increments of 10 to 20% annually, commencing one year after the date of grant, except for certain options which vest 100% after five years from the date of grant.

Additionally, from time to time, the Company issues stock options to non-employee directors and a consultant. At June 30, 2001, there were 9,932 common stock options outstanding for non-employee directors. These options have been included in the following summary information.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option plan. There were no options granted during fiscal year 2001, 2000 and 1999. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the effect on the Company's net income and earnings per share would not be materially different from amounts reported.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 50.6%; risk-free interest rate of 6.25%; and expected lives range from 7 to 10 years.


Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Common Stock (continued)

Option transactions are summarized as follows (adjusted for all stock distributions, redemptions and splits):

                                 2001              2000               1999
                                    Wt Avg            Wt Avg             Wt Avg
                                   Exercise          Exercise          Exercise
                          Options   Price    Options  Price     Options   Price

Outstanding at July 1     104,504   $6.27    139,197   $5.47    175,612   $5.33
Granted                         -      -           -       -          -       -
Exercised                       -      -           -       -    (12,415)   2.15
Canceled                   (7,000)  7.00     (34,693)   3.04    (24,000)   6.17
Outstanding at June 30     97,504  $6.22     104,504   $6.27    139,197   $5.47

Weighted average remaining life 1.70 years

Exercisable at June 30     84,861             84,647            111,180

Weighted average price      $6.17              $6.18              $5.23

Price range at June 30      $5.33 to $7.59     $5.33 to $7.59     $2.12 to $7.59



Earnings Per Share

                                                       June 30,
                                              2001       2000        1999

Average shares outstanding                 3,205,276   3,207,172   3,197,896
Net effect of dilutive stock options               -           -           -
Diluted shares outstanding                 3,205,276   3,207,172   3,197,896

Net income (loss) for the period        $ (7,303,442) $  520,501  $ (487,384)

Basic earnings (loss) per share         $      (2.28) $     0.16  $    (0.15)

Diluted earnings (loss) per share       $      (2.28) $     0.16  $    (0.15)


Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5. Net Investment in Direct Financing Leases

The Company's net investment in direct financing leases consists of the leasing of transportation equipment acquired by a subsidiary of the Company to drivers. Terms of the direct financing leases range from 156 to 182 weeks with weekly lease payments of $450 to $550. There were 110 and 269 direct financing leases in effect as of June 30, 2001 and 2000, respectively.
Revenue equipment that relates to leases that had been cancelled during the year were transferred to fixed assets. The following lists the components of the net investment in direct financing leases:
                                                             June 30,
                                                        2001           2000
Total minimum lease payments to be received         $ 6,151,061    $19,689,301
Less unearned revenue                                   779,223      2,477,121
Net investment in direct financing leases           $ 5,371,838    $17,212,180
Less current portion                                  2,678,000      6,575,400
Net investment in direct financing leases,
 less current portion                               $ 2,693,838    $10,636,780


The future minimum lease payments under direct financing leases at June 30, 2001, consisted of the following:

   2002                                                    $2,678,000
   2003                                                     2,462,996
   2004                                                     1,010,065
   Total minimum lease payments                            $6,151,061


6. Leases and Commitments

The future minimum payments under capital leases at June 30, 2001, consisted of the following:

   2002                                                   $ 8,543,121
   2003                                                    10,977,552
   2004                                                    11,865,813
   2005                                                     4,345,978
   2006                                                     2,779,645
   Thereafter                                                       -
   Total minimum lease payments                            38,512,109
   Amounts representing interest                            4,546,385
   Present value of net minimum lease payments
    included in long-term debt
    ($6,561,085 due in 2002) (Note 2)                     $33,965,724


Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6. Leases and Commitments (continued)

Assets held under capital leases are included in property, plant and equipment as follows:

                                                      June 30,
                                                2001           2000
Revenue equipment                           $39,115,760    $38,942,567
Accumulated depreciation                      9,855,984      7,702,411
                                            $29,259,776    $31,240,156

The Company incurred no capital lease obligations during 2001. During 2000 and 1999, the Company incurred capital lease obligations totaling approximately $32,611,000 and $5,500,000, respectively.

The capital lease obligation incurred during fiscal 1999 was the result of a sale/leaseback transaction for certain trucks which had been purchased for cash during the quarter ended December 31, 1996. The lease contained an early purchase option which was exercised during the fiscal year ended June 30, 2000.

Capital lease amortization is included in depreciation expense.

7. Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on the Company's financial position. Additionally, a decision has been rendered against the Company by the Equal Employment Opportunity Commission ("EEOC") for unlawful hiring practices regarding pre-employment questions about medical issues. The Company believed it was required by Department of Transportation regulations to ask these questions. The Company has entered into a settlement agreement with the EEOC which requires the Company to pay certain individuals who may have been discriminated against a fee and/or be offered employment with the Company. The Company has accrued $250,000 for these payments and associated legal fees during fiscal year 2001. Management believes that settlement of this charge will not have a material adverse effect on the financial position of the Company.


8. Related Party Transactions

The Company leases a facility from the majority stockholders of the Company. The lease provides for monthly rental payments of $6,000. Rent totaled $63,000, $36,000 and $36,000 for fiscal years 2001, 2000 and 1999, respectively. The Company pays all insurance, taxes and maintenance costs with respect to the facility. The lease is cancelable by the Company on 30 days notice.


Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

9. Concentration of Business and Credit Risk

The Company provides services to customers throughout the United States, Mexico and Canada. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have not been significant.

One unaffiliated customer (Wal-Mart Stores, Inc.) accounted for approximately
 15%, 18% and 29% of revenue for fiscal 2001, 2000 and 1999, respectively. Accounts receivable as of June 30 for this customer totaled approximately $1,235,000 and $1,522,000 for 2001 and 2000, respectively. A second unaffiliated major customer accounted for approximately 9%, 9% and 13% of revenue in 2001, 2000 and 1999, respectively. Accounts receivable as of June 30 for this customer totaled approximately $1,109,000 and $1,665,000 for 2001 and 2000, respectively.


10. Profit-Sharing Plan

The Company has a profit-sharing plan covering all employees who have been employed a minimum of one year and attained the age of twenty-one. The Company's contributions to the plan are determined annually by the Board of Directors. Contributions are limited to 10% of total compensation paid to participants during the plan year. Participant interests are 100% vested after completion of three years of service. No contributions were made to the plan in 2001, 2000 or 1999.


11. Supplemental Disclosures of Cash Flow Information

                                                        June 30,
                                               2001       2000        1999

Interest paid                               4,601,000   1,683,000   2,916,000

Income taxes paid                              29,000      63,000      94,000

Non-cash investing and financing activities:
  Decrease in direct financing leases       8,312,017           -           -

  Debt incurred due to investment
   in direct financing leases                       -  20,863,301           -



Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

12. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142), to be adopted as of January 1, 2002. SFAS 141 changes the accounting rules governing business combinations and eliminates the flexibility to account for some mergers and acquisitions as pooling of interests. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, it will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Management believes the impact of SFAS 141 and SFAS 142 will not be significant to the financial statements as reported.


In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), to be adopted for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. Management believes the impact of SFAS 143 will not be significant to the financial statements as reported.


Cannon Express, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13. Quarterly Results of Operations (Unaudited)

                                                Fiscal 2001
                           September 30  December 31    March 31     June 30

Operating revenue           $22,615,464  $20,460,341  $20,850,239  $21,869,351
Operating expenses and costs 23,645,889   22,013,073   21,741,888   22,529,629
Operating loss               (1,030,425)  (1,552,732)    (891,649)    (660,278)
Other income (expense), net     105,079      118,242       80,500       44,334
Interest expense              1,275,992    1,229,753    1,106,128    1,046,611
Loss before income taxes     (2,201,338)  (2,664,243)  (1,917,277)  (1,662,555)
Income taxes                 (1,134,500)  (1,409,500)  (1,121,500)   2,523,529

Net loss                    $(1,066,838) $(1,254,743) $  (795,777) $(4,186,084)

Basic earnings
 (loss) per share               $ (0.33) $     (0.39) $     (0.25) $     (1.31)
Average shares and share
 equivalents outstanding      3,205,276    3,205,276    3,205,276    3,205,276

Diluted earnings
 (loss) per share               $ (0.33) $     (0.39) $     (0.25) $     (1.31)
Diluted shares and share
  equivalents outstanding     3,205,276    3,205,276    3,205,276    3,205,276

                                                Fiscal 2000
                           September 30  December 31    March 31      June 30

Operating revenue           $22,915,433  $21,290,792  $22,522,951  $25,049,590
Operating expenses and costs 22,231,016   21,727,416   21,450,857   24,655,296
Operating income (loss)         684,417     (436,624)   1,072,094      394,294
Other income (expense), net     106,155       76,526      208,909      (21,363)
Interest expense                651,469      843,903    1,158,421    1,185,114
Income(loss) before
 income taxes                   139,103   (1,204,001)     122,582     (812,183)
Income taxes                   (362,000)    (878,000)    (368,000)    (667,000)

Net income (loss)           $   501,103  $  (326,001) $   490,582  $  (145,183)

Basic earnings
 (loss) per share           $      0.16  $     (0.10) $      0.15  $     (0.05)
Average shares and share
 equivalents outstanding      3,205,276    3,205,276    3,205,276    3,205,276

Diluted earnings
 (loss) per share           $      0.16  $     (0.10) $      0.15  $     (0.05)
Diluted shares and share
 equivalents outstanding      3,210,614    3,205,276    3,205,276    3,205,276


Cannon Express, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

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


Year ended June 30, 2001:
 Deducted from asset accounts:
  Reserve for doubtful trade
  receivables $  267,405    $275,213           -     $      -(A)     $ 542,618

 Insurance
 reserves     $3,666,103    $161,612           -     $287,991(B)     $3,539,724


Year ended June 30, 2000:
 Deducted from asset accounts:
  Reserve for doubtful trade
  receivables $  199,579    $ 75,000           -     $  7,174(A)     $  267,405

 Insurance
 reserves     $3,295,528    $949,996           -     $579,421(B)     $3,666,103



Year ended June 30, 1999:
 Deducted from asset accounts:
  Reserve for doubtful trade
  receivables $  158,656    $ 60,000           -     $ 19,077(A)     $  199,579

 Insurance
 reserves     $3,144,259    $687,435           -     $536,166(B)     $3,295,528



(A) Uncollectible accounts written off, net of recoveries
(B) Actual claims paid, net of refunds



Shareholder Information

Form 10-K Availability

A copy of the 2001 Form 10-K filed with the Securities and Exchange Commission will be forwarded, upon request, to any shareholder. Requests should be directed to:

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