Form 10-Q
period 2001-09-30
CANNON EXPRESS INC
filed 2001-11-14
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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



Number of shares of $.01 par value common stock outstanding at October 31,
2001:       3,205,276





INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES




PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of September 30, 2001 and June 30, 2001...........................1
Consolidated Statements of Operations
  for the Three Months Ended September 30, 2001 and 2000...............3
Consolidated Statements of Cash Flows
  for the Three Months Ended September 30, 2001 and 2000...............4
Notes to Consolidated Financial Statements.............................5


ITEM 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations..................................7





PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ...........................................*
ITEM 2 -- Changes in Securities........................................*
ITEM 3 -- Defaults Upon Senior Securities..............................*
ITEM 4 -- Submission of Matters to a Vote of Security-Holders..........*
ITEM 5 -- Other Information............................................*
ITEM 6 -- Exhibits and Reports on Form 8-K............................11







*No information submitted under this caption.


PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                   September 30      June 30
                                                       2001            2001
                                                    (Unaudited)       (Note)
Assets
Current assets:
  Cash and cash equivalents                         $ 1,573,943    $ 2,958,450
  Receivables, net of allowance for doubtful
    accounts (September 30, 2001-$186,141;
    June 30, 2001-$542,618):
       Trade                                         10,758,112     10,348,355
       Other                                                137        837,987
  Current portion of net investment in
   direct financing leases                            1,925,300      2,678,000
  Prepaid expenses and supplies                       1,314,741      1,703,016
Total current assets                                 15,572,233     18,525,808

Property and equipment:
  Land, buildings and improvements                    1,368,273      1,368,273
  Revenue equipment                                  72,999,637     74,067,666
  Service, office and other equipment                 3,012,569      2,982,769
                                                     77,380,479     78,418,708
  Less allowances for depreciation                   27,744,139     27,003,925
                                                     49,636,340     51,414,783
Other assets:
  Receivable from stockholders                           23,406         23,406
  Restricted cash                                     2,423,497      2,417,686
  Marketable securities                                 317,550        342,550
  Net investment in direct financing leases,
   less current portion                               1,628,657      2,693,838
  Other                                                 111,182        111,182
Total other assets                                    4,504,292      5,588,662

                                                    $69,712,865    $75,529,253

Note: The balance sheet at June 30, 2001 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.




Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                    September 30      June 30
                                                        2001            2001
                                                    (Unaudited)        (Note)
Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                            $ 1,293,532    $ 1,435,153
  Accrued expenses:
     Insurance reserves                               3,582,869      3,539,724
     Other                                            2,091,165      2,064,307
  Federal and state income taxes payable              1,821,079      2,175,579
  Current portion of long-term debt                  21,118,065     15,969,109
Total current liabilities                            29,906,710     25,183,872

Long-term debt, less current portion                 30,363,607     38,839,680

Stockholders' equity:
  Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,265,401 shares           32,654         32,654
  Additional paid-in capital                          3,747,575      3,747,575
  Retained earnings                                   5,863,536      7,926,689
  Accumulated other comprehensive income,
    net of income taxes                                    (953)          (953)
                                                      9,642,812     11,705,965
  Less treasury stock, at cost (60,125 shares)          200,264        200,264
                                                      9,442,548     11,505,701
                                                    $69,712,865    $75,529,253

Note: The balance sheet at June 30, 2001 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See notes to consolidated financial statements.



Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                        Three Months Ended
                                                            September 30
                                                         2001          2000
                                                            (Unaudited)

Operating revenue                                  $ 21,725,631   $ 22,615,464
Operating expenses and costs:
  Salaries, wages and fringe benefits                 7,321,483      5,901,360
  Operating supplies and expense                      7,274,344      4,826,038
  Operating taxes and licenses                        1,037,224        832,455
  Insurance and claims                                  990,305        877,868
  Depreciation and amortization                       2,210,989      2,327,845
  Rents and purchased transportation                  3,762,721      8,046,073
  Other                                                 627,310        834,250
                                                     23,224,376     23,645,889
Operating loss                                       (1,498,745)    (1,030,425)

Other income (expense):
 Interest expense                                      (911,738)    (1,275,992)
 Other income                                             7,359        105,079
                                                       (904,379)    (1,170,913)

Loss before income taxes                             (2,403,124)    (2,201,338)

Federal and state income taxes:
  Current (Credit)                                     (339,971)    (1,283,500)
  Deferred                                                    -        149,000
                                                       (339,971)    (1,134,500)

Net loss                                            $(2,063,153)   $(1,066,838)

Basic and diluted loss per share                    $     (0.64)   $     (0.33)

Basic and diluted shares outstanding                  3,205,276      3,205,276



See notes to consolidated financial statements.



Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                        Three Months Ended
                                                            September 30
                                                         2001         2000
                                                            (Unaudited)

Operating activities
Net loss                                            $(2,063,153)  $(1,066,838)
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                      2,454,289     2,364,834
   Provision for losses on accounts receivable           30,000        15,000
   Provision for deferred income taxes                        -       149,000
   Gain on disposal of equipment                       (243,299)      (36,989)
   Loss on sale of marketable securities                 25,000         5,104
   Changes in operating assets and liabilities:
      Accounts receivable                               398,094     3,093,980
      Prepaid expenses and supplies                     388,275       777,894
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities           (426,118)     (496,452)
      Net investment in direct financing leases         458,834     1,065,175
Net cash provided by operating activities             1,021,922     5,870,708

Investing activities
Purchases of property and equipment                     (29,800)     (269,309)
Net increase in restricted cash                          (5,812)            -
Proceeds from sale of marketable securities                   -         4,762
Proceeds from equipment sales                           956,300        76,632
Net cash provided by (used in) investing activities     920,688      (187,915)

Financing activities
Proceeds from long-term borrowings                            -       246,437
Principal payments on long-term debt and
 capital lease obligations                           (3,327,117)   (4,556,911)
Net cash used in financing activities                (3,327,117)   (4,310,474)

Increase (decrease) in cash and cash equivalents     (1,384,507)    1,372,319
Cash and cash equivalents at beginning of period      2,958,450     8,351,582

Cash and cash equivalents at end of period          $ 1,573,943   $ 9,723,901

See notes to consolidated financial statements.



Notes to Consolidated Financial Statements
(Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 2001.

Note B - Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had increasing net losses before income taxes of approximately $2.1 million and $1.1 million for the quarters ended September 30, 2001 and 2000, respectively. In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $14.3 million at September 30, 2001, which includes approximately $21 million in current debt obligations coming due in fiscal year 2002.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
The ability of the Company to continue as a going concern is dependent upon its ability to significantly improve its operating ratios, its ability to generate sufficient cash flow to meet its obligations on a timely basis, the support of its stockholders and its ability to obtain additional financing or refinancing as may be required.

The Company is currently implementing a plan, which management believes will significantly improve its operating efficiencies over the next fiscal year. The Company has retained the services of an outside consultant, having significant experience in the transportation industry, both from an operational as well as a marketing strategy standpoint throughout the United States, Mexico and Canada. The Company has identified numerous cost-cutting measures to eliminate unnecessary overhead, including eliminating a maintenance shift, expected to save the Company at least $500,000 annually. The Company is continuing to focus on the reduction of deadhead miles by concentrating on lane optimization.


Notes to Consolidated Financial Statements (Unaudited)
(Continued)

The Company is also being more selective in its acceptance of new customers, making a concerted effort to improve the rate per mile realized on each load. In addition, the risk of further increases in fuel costs, which played a significant role in the current year net loss, is being mitigated through efforts to include fuel surcharges on new contracts.

The Company has identified selected assets for possible disposition. Management believes sale of these assets would increase cash flow and pre-tax earnings by approximately $3.9 million and $1.8 million, respectively. These assets include 300 trailers and an airplane.

Finally, the Company has an excellent relationship with its lenders and is currently in the process of renegotiating the terms of its debt due to be paid off in the next 12 months. The Company has been approved for a $6 million working capital line of credit that will be collateralized by qualifying accounts receivable. The Company will pay a monthly fee of 1% over prime rate for balances outstanding against this line. There are no monthly minimum fees. At September 30, 2001, the outstanding balance on this line of credit was $0. Management further expects interest costs to decline as interest rates continue to decrease and the Company's debt includes floating interest rates.

There is no assurance that the Company will be able to improve its operating ratios or that the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due in fiscal 2002 or to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.

Note C - Supplemental Disclosures of Cash Flow Information
                                                         Three Months Ended
                                                            September 30
                                                          2001         2000
                                                             (Unaudited)

Interest paid                                           857,667      1,195,250

Non-cash investing and financing activities:
  Decrease in direct financing leases                 1,333,409      2,264,562

Note D - Reclassification

Certain reclassifications have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentation. These reclassifications had no effect on net income.



Notes to Consolidated Financial Statements (Unaudited)
(Continued)

Note E - Recent Accounting Pronouncement

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of long-lived Assets, (SFAS 144), to be effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS supersedes FASB Statement No. 121 but retains Statement 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting/reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Management believes the impact of SFAS 144 will not be significant to the financial statements as reported.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations --First Quarter

Operating revenue for the first quarter of fiscal 2002 (ended September 30, 2001) was $21,725,631 compared to $22,615,464 for the first quarter of fiscal 2001, a decrease of $889,833 or 3.9% for the period. At September 30, 2001, the Company's fleet consisted of 777 trucks and 1,506 trailers, while on September 30, 2000, the Company's fleet consisted of 779 trucks and 2,268 trailers. Logistics and intermodal revenue for the first quarter of fiscal 2002 decreased by $972,887, or 56.5%, over the comparable period in fiscal 2001. The Company's revenue continued to be negatively impacted by a shortage of qualified drivers to operate its trucks for the first quarter of fiscal 2002. Additionally, the Company was affected by an industry-wide shortage of freight during the first quarter of fiscal 2002.

Salaries, wages, and fringe benefits, made up primarily of drivers. wages, increased as a percentage of revenue to 33.7% in the first quarter of fiscal
2002 from 26.1% in the comparable period of fiscal 2001.   The Company has
experienced significant turnover in its lease program. Economic conditions were not favorable to small companies who did not have financial resources to survive. Consequently, 147 trucks which were lease trucks on September 30, 2000, were converted to Company trucks.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Operating supplies and expenses, as a percentage of revenue, increased to 33.5% in the first quarter of fiscal 2002 from 21.3% in the comparable period of fiscal 2001. Maintenance and tire costs increased by approximately $944,000 due to the increase in Company trucks. Although the average cost per gallon of fuel was 12 cents lower than in the comparable period of fiscal 2001, fuel costs increased operating expense by approximately $1,120,000 also due to the increase in Company trucks. Operating taxes and licenses also increased to 4.8% of revenue in fiscal 2002 from 3.7% in fiscal 2001 primarily due to the increase in Company trucks. Insurance and claims were 4.6% of revenue in fiscal 2002, increasing from 3.9% in fiscal 2001. Depreciation and amortization decreased to 10.2% of revenue in fiscal 2002 from 10.3% in the same period of fiscal 2001. A gain on sale of equipment of $243,299 was recorded in the first quarter of fiscal 2002 compared to a gain of $36,989 recorded in the same period of fiscal 2001. Rents and purchased transportation decreased to 17.3% of revenue in fiscal 2002 from 35.6% in fiscal 2001 due primarily to the decrease in the Company's owner operators and to decreased logistics activities.

Operating revenue for the first quarter of 2002 decreased by 3.9% over the comparable period of 2001, and operating expenses decreased by $421,513 or 1.8%. Accordingly, the Company.s operating ratio increased to 106.9% in the first fiscal quarter of 2002 from 104.6% in the same period of fiscal 2001.

Interest expense decreased to 4.2% of revenue in the first quarter of fiscal 2002 from 5.6% recorded in the first quarter of fiscal 2001 due to lower average debt balances and lower interest rates on floating rate debt.

Beginning in 1999 and continuing though the first quarter of fiscal 2002, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995. The Company took a position on its 1995 and later tax returns, which the Company believed might be challenged by the Internal Revenue Service (the Service). The Company initially did not recognize any tax benefit for financial reporting purposes. The Company is currently undergoing an audit by the Service for its fiscal 1997 tax period. Although the Service has not made a final determination with regard to the lease transaction and its tax consequences, the Company believes that the Service will ultimately determine that its previous tax deductions were appropriate, and the Company will then recognize all benefits accrued through the most current reporting period. Consequently, the Company recognized an income tax credit of $354,500 during the quarter ended September 30, 2001.

Net loss for the first quarter of fiscal 2002 ended September 30, 2001 was ($2,063,153) ($.64 loss per diluted share) compared to net loss of ($1,066,838) ($.33 loss per diluted share) during the comparable period of fiscal 2001, a decrease of $996,315 or 93.4% for the period.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd


Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Although average price per gallon was 12 cents lower in the quarter ended September 30, 2001 than in the same period of the prior year, the Company's total cost of fuel increased due to the increase in Company trucks. Historically, increases in fuel costs have been passed through to most of the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates.
Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. Future cost increases or shortages of fuel could affect the Company's future profitability.

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

Operating activities provided cash flows of $1.0 million for the first three months of fiscal 2002 compared to $5.9 million for the same period of fiscal 2001. Cash flows from operations in the first quarter of fiscal 2001 were the result of $2.1 million in net loss, $2.5 million in depreciation offset by $0.2 million from gain on sale of equipment, and $0.8 million provided by accounts receivable and other assets. Investing activities provided net cash of $0.9 million during the first three months of fiscal 2002 compared to $0.2 million net cash used for the same period of fiscal 2001. Financing activities used net cash of $3.3 million during the first quarter of fiscal 2002 compared to $4.3 million cash used in the first quarter of 2001.

The Company's working capital decreased by $7.6 million to a deficit of $14.3 million at September 30, 2001 from a deficit of $6.7 million at June 30, 2001. Approximately, $5.1 million of this decrease was due to the increase in current maturities of long-term debt at September 30, 2001. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital is sufficient for its short-term needs. The Company has been approved for a $6 million working capital line of credit that will be collateralized by qualifying accounts receivable.

Like other truckload carriers, the Company experiences significant driver turnover. The Company experienced a shortage of qualified drivers during the quarter ended September 30, 2001. Management anticipates that competition for qualified drivers will continue. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

providing a training program for applicants whose experience does not meet the Company's minimum requirements; however, no assurance can be made that the Company will not experience a shortage of drivers in the future.

During the first quarter of fiscal 2001, the Company has sold 148 of its trailers resulting in a gain of $243,299. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments. The Company currently owns and operates 1,092 of the 53 foot trailers and 414 of the 48 foot trailers.

Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has experienced increasing net losses before income taxes of approximately $2.1 million and $1.1 million for the quarters ended September 30, 2001 and 2000, respectively. In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $14.3 million at September 30, 2001, which includes approximately $21 million in current debt obligations coming due in fiscal year 2002.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
The ability of the Company to continue as a going concern is dependent upon its ability to significantly improve its operating ratios, its ability to generate sufficient cash flow to meet its obligations on a timely basis, the support of its stockholders and its ability to obtain additional financing or refinancing as may be required.

The Company is currently implementing a plan, which management believes will significantly improve its operating efficiencies over the next fiscal year. The Company has retained the services of an outside consultant, having significant experience in the transportation industry, both from an operational as well as a marketing strategy standpoint throughout the United States, Mexico and Canada. The Company has identified numerous cost-cutting measures to eliminate unnecessary overhead, including eliminating a maintenance shift, expected to save the Company at least $500,000 annually. The Company is continuing to focus on the reduction of deadhead miles by concentrating on lane optimization.

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

The Company has identified selected assets for possible disposition. Management believes sale of these assets would increase cash flow and pre-tax earnings by approximately $3.9 million and $1.8 million, respectively. These assets include 300 trailers and an airplane.

Finally, the Company has an excellent relationship with its lenders and is currently in the process of renegotiating the terms of its debt due to be paid off in the next 12 months. The Company has been approved for a $6 million working capital line of credit that will be collateralized by qualifying accounts receivable. The Company will pay a monthly fee of 1% over prime rate for balances outstanding against this line. There are no monthly minimum fees. At September 30, 2001, the outstanding balance on this line of credit was $0. Management further expects interest costs to decline as interest rates continue to decrease and the Company's debt includes floating interest rates.

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


ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report for fiscal year ended June 30, 2001 for details on the Company's long-term debt.


PART II   OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form-K

No reports on Form 8-K were filed during the three months ended September 30, 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CANNON EXPRESS, INC.
                                             (Registrant)


Date: November 14, 2001                 /s/ Dean G. Cannon
                                            President, Chairman of the Board,
                                            Chief Executive Officer and Chief
                                            Accounting Officer



Date: November 14, 2001                 /s/ Rose Marie Cannon
                                            Secretary, Treasurer and Director