Form 10-Q
period 2001-12-31
CANNON EXPRESS INC
filed 2002-02-14
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

(   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO




Commission File No. 1-13917


CANNON EXPRESS, INC.
 (Exact name of registrant as specified in its charter)



Delaware                                        71-0650141
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


1457 Robinson
P.O. Box 364
Springdale, Arkansas                             72765
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:  (479) 751-9209


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes   X      No


Number of shares of $.01 par value common stock outstanding at January 29,
2002:    3,205,276








INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES




PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of  December 31, 2001 and June 30, 2001                                1
Consolidated Statements of Operations
  for the Three Months and Six Months Ended December 31, 2001 and 2000 3 Consolidated Statements of Cash Flows
  for the Six Months Ended December 31, 2001 and 2000                       4
Notes to Consolidated Financial Statements                                  5


ITEM 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                       8





PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                                *
ITEM 2 -- Changes in Securities                                            *
ITEM 3 -- Defaults Upon Senior Securities                                  *
ITEM 4 -- Submission of Matters to a Vote of Security-Holders              *
ITEM 5 -- Other Information                                                *
ITEM 6 -- Exhibits and Reports on Form 8-K                                14






*No information submitted under this caption.



PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                      December 31     June 30
                                                           2001         2001
                                                      (Unaudited)      (Note)
Assets
Current assets:
  Cash and cash equivalents                            $ 950,350     $2,958,450
  Receivables, net of allowance for doubtful accounts
    (December 31, 2001-$201,300; June 30, 2001-$542,618):
       Trade                                           7,939,612     10,348,355
       Other                                              72,846        837,987
  Current portion of net investment
   in direct financing leases                          1,636,700      2,678,000
  Prepaid expenses and supplies                        1,001,612      1,703,016
Total current assets                                  11,601,120     18,525,808

Property and equipment:
  Land, buildings and improvements                     1,394,478      1,368,273
  Revenue equipment                                   72,879,395     74,067,666
  Service, office and other equipment                  3,145,981      2,982,769
                                                      77,419,854     78,418,708
  Less allowances for depreciation                    29,809,839     27,003,925
                                                      47,610,015     51,414,783
Other assets:
  Receivable from stockholders                            23,406         23,406
  Restricted cash                                      2,425,015      2,417,686
  Marketable securities                                  317,550        342,550
  Net investment in direct financing leases,
   less current portion                                1,145,380      2,693,838
  Other                                                  111,182        111,182
Total other assets                                     4,022,533      5,588,662

                                                     $63,233,668    $75,529,253

Note: The balance sheet at June 30, 2001 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.



Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)



                                                      December 31      June 30
                                                          2001           2001
                                                      (Unaudited)       (Note)
Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                             $ 1,398,255    $ 1,435,153
   Accrued expenses:
     Insurance reserves                                3,079,848      3,539,724
     Other                                             1,501,897      2,064,307
   Federal and state income taxes payable              1,808,529      2,175,579
   Current portion of long-term debt                  22,166,730     15,969,109
   Total current liabilities                          29,955,259     25,183,872

Long-term debt, less current portion                  26,349,654     38,839,680

Stockholders' equity:
 Common stock: $.01 par value; authorized
    10,000,000 shares; issued 3,265,401 shares            32,654         32,654
  Additional paid-in capital                           3,747,575      3,747,575
  Retained earnings                                    3,349,743      7,926,689
  Accumulated other comprehensive income,
     net of income taxes                                    (953)          (953)
                                                       7,129,019     11,705,965
  Less treasury stock, at cost (60,125 shares)           200,264        200,264
                                                       6,928,755     11,505,701

                                                     $63,233,668    $75,529,253


Note: The balance sheet at June 30, 2001 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.



Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Operations

                                  Three Months Ended      Six Months Ended
                                     December 31             December 31
                                 2001          2000        2001         2000
                                     (Unaudited)             (Unaudited)
Operating revenue            $19,774,737  $20,460,341  $41,500,368  $43,075,805

Operating expenses and costs:
 Salaries, wages
  and fringe benefits          7,498,813    5,892,961   14,820,296   11,794,321
 Operating supplies
  and expenses                 5,936,118    4,850,342   13,210,462    9,676,380
 Taxes and licenses            1,079,093      907,077    2,116,317    1,739,532
 Insurance & claims              936,001    1,184,385    1,926,306    2,062,253
 Depreciation and amort.       2,415,271    2,378,044    4,626,260    4,705,889
 Rents and purchased
  transportation               2,935,410    6,278,826    6,698,131   14,324,899
 Other                           766,874      521,438    1,394,184    1,355,688
                              21,567,580   22,013,073   44,791,956   45,658,962

Operating loss                (1,792,843)  (1,552,732)  (3,291,588)  (2,583,157)

Other income(expense)
 Interest expense               (738,312)  (1,229,753)  (1,650,050)  (2,505,745)
 Other income                     17,362      118,242       24,721      223,321
                                (720,950)  (1,111,511)  (1,625,329)  (2,282,424)
Loss before income taxes      (2,513,793)  (2,664,243)  (4,916,917)  (4,865,581)

Federal and state income taxes
  Current                              -     (383,500)    (339,971)    (767,000)
  Deferred                             -   (1,026,000)           -   (1,777,000)
                                       -   (1,409,500)    (339,971)  (2,544,000)

Net loss                      (2,513,793)  (1,254,743)  (4,576,946)  (2,321,581)

Basic and diluted
 loss per share                  $( 0.78)      $(0.39)      $(1.43)      $(0.72)
Basic and diluted
 shares outstanding            3,205,276    3,205,276    3,205,276    3,205,276


See notes to consolidated financial statements.



Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                          Six Months Ended
                                                             December 31
                                                          2001          2000
                                                            (Unaudited)

Operating activities
Net loss                                             $(4,576,946)   $(2,321,581)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                       4,946,349      4,835,034
   Provision for losses on accounts receivable            45,000         30,000
   Provision for deferred income taxes                         -     (1,148,093)
   Gain on disposal of equipment                        (320,088)      (129,144)
   Loss on sale of marketable securities                  25,000          5,104
   Changes in operating assets and liabilities:
      Accounts receivable                              3,128,884      4,055,033
      Prepaid expenses and supplies                      701,404       (306,407)
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities          (1,426,234)    (1,280,287)
      Net investment in direct financing leases          779,043      1,913,500
Net cash provided by operating activities              3,302,412      5,653,159

Investing activities
Purchases of property and equipment                     (189,417)      (364,487)
Net increase in restricted cash                           (7,329)        (7,489)
Proceeds from sale of marketable securities                    -          4,762
Proceeds from equipment sales                          1,178,639        299,614
Net cash provided by (used in) investing activities      981,893 	(67,600)

Financing activities
Proceeds from long-term borrowing                              -        246,437
Principal payments on long-term debt and
 capital lease obligations                            (6,292,405)    (7,620,964)
Net cash used in financing activities                 (6,292,405)    (7,374,527)

Decrease in cash and cash equivalents                 (2,008,100)    (1,788,968)
Cash and cash equivalents at beginning of period       2,958,450      8,351,582

Cash and cash equivalents at end of period             $ 950,350    $ 6,562,614

See notes to consolidated financial statements.



Notes to Consolidated Financial Statements
(Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 2001.


Note B - Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had increasing net losses before income taxes of approximately $4.6 million and $2.3 million for the six months ended December 31, 2001 and 2000, respectively. In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $18.4 million at December 31, 2001, which includes approximately $22 million in current debt obligations coming due in fiscal year 2002.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
The ability of the Company to continue as a going concern is dependent upon its ability to significantly improve its operating rations, its ability to generate sufficient cash flow to meet its obligations on a timely basis, the support of it stockholders and its ability to obtain additional financing or refinancing as may be required.

The Company is currently implementing a plan, which management believes will significantly improve its operating efficiencies during the current fiscal year. The Company has retained the services of an outside consultant, having significant experience in the transportation industry, both from an operational as well as a marketing strategy standpoint. The Company has identified numerous cost-cutting measures to eliminate unnecessary overhead, including eliminating a maintenance shift, expected to save the Company at least $500,000 annually. The Company is continuing to focus on the reduction of deadhead miles by concentrating on lane optimization, and is analyzing profitability on every load.



Notes to Consolidated Financial Statements (Unaudited)
(Continued)


The Company is also being more selective in its acceptance of new customers, making a concerted effort to improve profitability on each load. In addition, the risk of further increases in fuel costs, which played a significant role in the previous year's net loss, is being mitigated through efforts to include fuel surcharges on new contracts.

Finally, the Company has an excellent relationship with its lenders and is currently in the process of renegotiating the terms of its debt due to be paid off in the next 12 months. To date, the Company's largest creditors have indicated a willingness to cooperate in extending the terms of this debt.
The Company has been approved for a $6 million working capital line of credit that will be collateralized by qualifying accounts receivable. The Company will pay a monthly fee of 1% over prime rate, subject to a floor of 6%, for balances outstanding against this line. There are no monthly minimum fees. At December 31, 2001, the outstanding balance on this line of credit was $0, although the Company anticipates using a portion of the credit line in the current quarter.

There is no assurance that the Company will be able to improve its operating ratios or that the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due in fiscal 2002 or to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.


Note C - Supplemental Disclosures of Cash Flow Information

                                                            Six Months Ended
                                                              December 31
                                                           2001         2000
                                                              (Unaudited)

Interest paid                                           1,624,372    2,427,289


Non-cash investing and financing activities:
 Decrease in direct financing leases                    1,810,714    6,247,485

Note D - Tax Matters

In December 2001, the Company received a Notice of Proposed Deficiency from the Internal Revenue Service related to the years ending June 30, 1994 through 1999. The Company is in the process of appealing the proposed tax deficiency with the Appeals Section of the IRS.



Notes to Consolidated Financial Statements (Unaudited)
(Continued)

The total amount of tax and interest that the Company would be required to pay if the IRS were ultimately to prevail on the material issues described in the Notice approximates $6 million as of December 31, 2001. The Company has not accrued any liability related to penalties and interest, which represents approximately $1,079,000 of the total amount. Management believes its position on the material issues will be up held in appeal and that the ultimate outcome will not have a material adverse impact on the Company's financial position or results of operations.

Note E - Reclassification

Certain reclassifications have been made to the December 31, 2000 financial statements to conform to the December 31, 2001 financial statement presentation. These reclassifications had no effect on net income.

Note F - Recent Accounting Pronouncement

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future undiscounted cash flows are less than the carrying value of such assets. When a determination is made that a long-lived asset is impaired, it must be written down to its fair value.

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and has determined that no impairment loss was required as of December 31, 2001. Such assessment required the Company to make certain estimates of future sales volumes, prices and costs which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's fleet of trucks and trailers.
 The Company's estimates of these factors are based upon management's belief that future freight volumes will increase over recent historical levels achieved by the Company.

Although the Company believes it has a reasonable basis for its estimates of future sales volumes, prices and costs, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's future performance will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets. We will include this statement on accounting policy which addresses the recognition and measurement of impairment of long-lived asserts in Note 1 to the Financial Statements.



Notes to Consolidated Financial Statements (Unaudited)
(Continued)

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). In October, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement
144).

Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective July 1, 2002. Goodwill acquired in business combinations completed before July 1, 2001will continue to be amortized prior to the adoption of Statement 142. Management does not believe the adoption of Statement 141 or 142 will have a material impact on the Company's results of operations.

Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. Statement 144 retains the requirement to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The Company is currently assessing the impact of Statements 143 and 144 on its financial condition and results of operations.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations -- Second Quarter

Operating revenue for the second quarter of fiscal 2002 (ended December 31, 2001) was $19,774,737 compared to $20,460,341 for the second quarter of fiscal 2001, representing a decrease of $685,604 or 3.4% for the period. At December 31, 2001, the Company's fleet consisted of 777 trucks and 1,473 trailers, while on December 31, 2000, the Company's fleet consisted of 779 trucks and 2,234 trailers. Logistics and intermodal revenue for the second quarter of fiscal 2002 decreased by $596,841 from $1,326,145 for the second quarter of fiscal 2001 to $729,304 for the same period of fiscal 2002. The Company's revenue continued to be negatively impacted by the weaker economy and shortage of freight during the second quarter of fiscal 2002.




ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Salaries, wages, and fringe benefits, made up primarily of drivers' wages, increased as a percentage of revenue to 37.9% in the second quarter of fiscal 2002 from 28.8% in the second quarter of fiscal 2001. The Company has experienced significant turnover in its lease program. Economic conditions were not favorable to small companies who did not have financial resources to survive. Consequently, 93 trucks which were lease trucks on December 31, 2000, were converted to Company trucks. Company drivers were awarded approximately $213,000 in annual safety bonuses for the twelve-month period ended December 31, 2001 as compared with $202,000 awarded during the twelve-month period ended December 31, 2000.

Operating supplies and expenses, as a percentage of revenue, increased to 30.0% in the second quarter of fiscal 2002 from 23.7% in the comparable period of fiscal 2001 primarily due to the increase in Company trucks. Operating taxes and licenses increased to 5.5% of revenue in fiscal 2002 from 4.4% in fiscal 2001 primarily due to the increase in Company trucks. Insurance and claims were 4.7% of revenue in fiscal 2002, decreasing from 5.8% of revenue in fiscal 2001. Depreciation and amortization increased to 12.2% of revenue in fiscal 2002 from 11.6% in the same period of fiscal 2001, a result of transferring trucks from the lease program to Company trucks. A gain on sale of equipment of $76,789 was recorded in the second quarter of fiscal 2002 compared to a gain of $92,155 recorded in the same period of fiscal 2001. Rents and purchased transportation decreased to 14.8% of revenue in fiscal 2002 from 30.7% in fiscal 2001 primarily due to the decrease in the Company's lease operators and to decreased logistics activities.

Operating revenue for the second quarter of 2002 decreased by 3.4% over the comparable period of 2001, and operating expenses decreased by $445,493 or 2.0%. Accordingly, the Company's operating ratio (operating expenses divided by operating revenue) increased to 109.1% in the second fiscal quarter of 2002 from 107.6% in the same period of fiscal 2001.

Interest expense decreased to 3.7% of revenue in the second quarter of fiscal 2002 from 6.0% recorded in the second quarter of fiscal 2001 due to lower average debt balances and lower interest rates on floating rate debt.

Beginning in 1999 and continuing through the first quarter of fiscal 2002, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995. The Company took a position on its 1995 and later tax returns, which the Company believed might be challenged by the Internal Revenue Service (the Service). The Company initially did not recognize any tax benefit for financial reporting purposes. In December 2001, the Company received a Notice of Proposed Deficiency from the Internal Revenue Service related to the years ending June 30, 1994 through 1999. The Company is in the process of appealing the
proposed tax deficiency with the Appeals Section of the IRS.   Management
believes its position on the material issues will be up held in appeal and that the ultimate outcome will not have a material adverse impact on the Company's financial position or results or operations. However, the Company will not recognize any current income tax credits until the appeal process is concluded.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

Net loss for the second quarter of fiscal 2002 ended December 31, 2001 was ($2,513,793) ($.78 loss per share) compared to net loss of ($1,254,743) ($.39 loss per share) during the comparable period of fiscal 2001, a decrease of $1,259,050 or 100.3% for the period.

Results of Operations - Six Month Period

Operating revenue for the first six months of fiscal 2002 ended December 31, 2001 was $41,500,368 compared to $43,075,805 for the comparable period of
fiscal 2001, representing a decrease of $1,575,437 or 3.7%.    Logistics and
intermodal revenue for the six-month period of fiscal 2001 decreased by $1,569,362 over the comparable period in fiscal 2001. As in the three-month period, the Company was affected by the weaker economy and shortage of freight during the first six months of fiscal 2002.

Salaries, wages, and fringe benefits increased to 35.7% of revenue in the six-month period of fiscal 2002 from the 27.4% reported in the six-month period of fiscal 2001. As in the three-month period, this increase was primarily due to the increase in Company drivers. The Company has experienced significant turnover in its lease program. Economic conditions were not favorable to the small companies in the lease program who did not have financial resources to survive. Consequently, 93 trucks which were lease trucks on December 31, 2000 were converted to company trucks. Operating supplies and expenses increased to 31.8% of revenue in fiscal 2002 from 22.5% in fiscal 2001 primarily due to the increase in company drivers. Taxes and licenses increased to 5.1% of revenue during fiscal 2002 from 4.0% in fiscal 2001, again due to the increase in company drivers. Insurance and claims were 4.6% of revenue in fiscal 2002, decreasing from 4.8% of revenue in fiscal 2001. Depreciation and amortization, as a percentage of revenue, increased to 11.1% of revenue in fiscal 2002 from 10.9% in the same period of fiscal 2001, a result of transferring trucks from the lease program to Company trucks. A gain on sale of equipment of $320,088 was recorded in the first six months of fiscal 2002 compared to a gain of $129,145 recorded in the same period of fiscal 2001. Rents and purchased transportation decreased to 16.1% of revenue in the first six months of fiscal 2002 from 33.3% during the comparable period of fiscal 2001 due primarily to the decrease in the Company's lease operators and to decreased logistics activities.

Operating revenue for the first six months of 2002 decreased by 3.7% over the comparable period of 2001, and operating expenses decreased by $867,006 or 1.9%. Accordingly, the Company's operating ratio (operating expenses divided by operating revenue) increased to 107.9% for the first six months of 2002 from 106.0% in the same period of fiscal 2001.

Interest expense decreased to 4.0% of revenue in the first six months of fiscal 2002 from 5.8% recorded in the first six months of fiscal 2001 due to lower average debt balances and lower interest rates on floated rate debt.

Beginning in 1999 and continuing through the first quarter of fiscal 2002, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995. The Company took a position on its 1995 and later tax returns, which the Company believed might be challenged by the Internal Revenue Service (the Service). The Company initially did not recognize any tax benefit for financial reporting purposes. In December 2001, the Company received a Notice of Proposed Deficiency from the Internal Revenue Service related to the years

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cont'd

ending June 30, 1994 through 1999. The Company is in the process of appealing the proposed tax deficiency with the Appeals Section of the IRS. Management believes its position on the material issues will be up held in appeal and that the ultimate outcome will not have a material adverse impact on the Company's financial position or results or operations. However, the Company recognized a deferred income tax credit of $354,500 during the six-month period ended December 31, 2001 and will not recognize any further credits until the appeal process is concluded.

Net loss for the first six months of fiscal 2002 ended December 31, 2001 was ($4,576,946) ($1.43 loss per diluted share) compared to net loss of ($2,321,581) ($.72 loss per diluted share) during the comparable period of fiscal 2001, a decrease of $2,255,365, or 97.1% for the six-month period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. For the second quarter of fiscal 2002, the average cost per gallon of fuel was 36 cents per gallon lower than in the same quarter of fiscal 2001. For the six month period ended December 31, 2001, the average cost per gallon was 25 cents lower than in the same period of fiscal 2001. Although average price per gallon was lower, the Company's total cost of fuel increased due to the increase in Company trucks. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. Future cost increases or shortages of fuel could affect the Company's future profitability.

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

Cash flows from Operations - Operating activities provided cash flows of $3.3 million for the first six months of fiscal 2002 compared to $5.7 million provided during the same period of fiscal 2001. Cash flows from operations in the first two quarters of fiscal 2002 were the result of $4.6 million net loss, $4.9 million in depreciation offset by $.3 million from gain on sale of equipment, and $3.2 million provided by other working capital assets and liabilities.

Cash flows from Investing Activities - Investing activities provided net cash of $.9 million during the first six months of fiscal 2002 compared to $.1 million net cash used in the same period of fiscal 2001. Proceeds from equipment sales totaling $1.1 million was offset by $.2 million in purchases of property and equipment and other investing activities for the first six months of fiscal 2002. Purchases on property and equipment totaling $.4 million was offset by $.3 million in equipment sales and other investing activities for the first six months of fiscal 2001.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations- Cont'd

Cash flows from Financing Activities - Financing activities used net cash of $6.3 million during the first two quarters of fiscal 2002 compared to $7.4 million used in fiscal 2001. During the first 2 quarters of fiscal 2002, payment on long term debt and capital leases was $6.3 million, with no additional debt incurred. During the first two quarters of fiscal 2001, payment on long term debt and capital leases was $7.6 million, with additional debt incurred of $.2 million.

The Company's working capital decreased by $11.7 million to a deficit of $18.4 million at December 31, 2001 from a deficit of $6.7 million at June 30, 2001. Approximately $6.2 million of this decrease was due to the increase in current maturities of long-term debt at December 31, 2001. The Company believes it will be able to restructure its debt to extend the maturities of balloon and trac payments which will be due within the next 12 months. If one or more lenders become unwilling to extend the maturities of these obligations, the Company would be faced with obtaining alternate financing sources or liquidating equipment. The Company also believes it will be successful in improving its operating ratios over the next few months. However, if the Company is unsuccessful in this endeavor, it would be required to obtain additional operating capital to continue its operations. Management believes the Company has sufficient resources to meets its obligations for a period of at least 12 months from the date of the balance sheet.

Like other truckload carriers, the Company experiences significant driver turnover. The Company experienced a shortage of qualified drivers during the quarter ended December 31, 2001, although to a lesser degree than in recent periods. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements, however, no assurance can be made that the Company will not continue to experience a shortage of drivers in the future.

During the first six months of fiscal 2002, the Company has sold 181 of its trailers resulting in a gain of $320,088. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments. The Company currently owns and operates 1,090 of the 53 foot trailers and 383 of the 48 foot trailers.

Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had increasing net losses before income taxes of approximately $4.6 million and $2.3 million for the six months ended December 31, 2001 and 2000, respectively. In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $18.4 million at December 31, 2001, which includes approximately $22 million in current debt obligations coming due in fiscal year 2002.


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


The Company is currently implementing a plan, which management believes will significantly improve its operating efficiencies during the current fiscal year. The Company has retained the services of an outside consultant, having significant experience in the transportation industry, both from an operational as well as a marketing strategy standpoint. The Company has identified numerous cost-cutting measures to eliminate unnecessary overhead, including eliminating a maintenance shift, expected to save the Company at least $500,000 annually. The Company is continuing to focus on the reduction of deadhead miles by concentrating on lane optimization, and is analyzing profitability on every load.


The Company is also being more selective in its acceptance of new customers, making a concerted effort to improve the rate per mile realized on each load.
 In addition, the risk of further increases in fuel costs, which played a significant role in the previous year's net loss, is being mitigated through efforts to include fuel surcharges on new contracts.


Finally, the Company has an excellent relationship with its lenders and is currently in the process of renegotiating the terms of its debt due to be paid off in the next 12 months. To date, the Company's largest creditors have indicated a willingness to cooperate in extending the terms of this debt.
The Company has been approved for a $6 million working capital line of credit that will be collateralized by qualifying accounts receivable. The Company will pay a monthly fee of 1% over prime rate, subject to a floor of 6%, for balances outstanding against this line. There are no monthly minimum fees. At December 31, 2001, the outstanding balance on this line of credit was $0, although the Company anticipates using a portion of the credit line in the current quarter.


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


PART II   OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form-8K

No reports on Form 8-K were filed during the three months ended December 31, 2001.















SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               CANNON EXPRESS, INC.
                                  (Registrant)


Date: February 14, 2002                    /s/ Dean G. Cannon
                                                President, Chairman of the
                                                 Board,Chief Executive Officer
                                                 and Chief Accounting Officer



Date: February 14, 2002                    /s/ Rose Marie Cannon
                                                Secretary, Treasurer and
                                                 Director