Form 10-Q
period 2002-03-31
CANNON EXPRESS INC
filed 2002-05-15
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
                        Washington,D.C.20549


FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

(    )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________




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


Number of shares of $.01 par value common stock outstanding at
April 22, 2002:  3,205,276





INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES




PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements (Unaudited)

Consolidated Balance Sheets
  as of March 31, 2002 and June 30, 2001.....................1
Consolidated Statements of Operations
  for the Three Months and Nine Months Ended March 31, 2002
and 2001.....................................................3
Consolidated Statements of Cash Flows
  for the Nine Months Ended March 31, 2002 and 2001..........4
Notes to Consolidated Financial Statements...................5


ITEM 2  Management's Discussion and Analysis of Financial
  Condition and Results of Operations........................7


ITEM 3  Quantitative and Qualitative Disclosure about Market
  Risk .....................................................12


PART II -- OTHER INFORMATION


ITEM 1 -- Legal Proceedings ................................12
ITEM 2 -- Changes in Securities..............................*
ITEM 3 -- Defaults Upon Senior Securities....................*
ITEM 4 -- Submission of Matters to a Vote of Security-Holders*
ITEM 5 -- Other Information..................................*
ITEM 6 -- Exhibits and Reports on Form 8-K..................12






*No information submitted under this caption.




PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                     March 31    June 30
                                                       2002        2001
                                                  (Unaudited)     (Note)
Assets
Current assets:
  Cash and cash equivalents                          $333,396  $2,958,450
  Receivables, net of allowance for doubtful
 accounts(March 31, 2002-$216,300;
 June 30, 2001-$542,618):
       Trade                                        8,967,390  10,348,355
       Other                                               78     837,987
  Current portion of net investment in

     direct financing leases                          877,500   2,678,000
  Prepaid expenses and supplies                     1,883,138   1,703,016
Total current assets                               12,061,502  18,525,808

Property and equipment:
  Land, buildings and improvements                  1,376,193   1,368,273
  Revenue equipment                                74,110,483  74,067,666
  Service, office and other equipment               3,171,241   2,982,769
                                                   78,657,917  78,418,708
  Less allowances for depreciation                 32,296,405  27,003,925
                                                   46,361,512  51,414,783
Other assets:
  Receivable from stockholders                         23,406      23,406
  Restricted cash                                   2,426,153   2,417,686
  Marketable securities                               317,550     342,550
  Net investment in direct financing leases,
    less current portion                              360,960   2,693,838
  Other                                               111,182     111,182
Total other assets                                  3,239,251   5,588,662
                                                  $61,662,265 $75,529,253

Note: The balance sheet at June 30, 2001 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.








                                          1



Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)


                                               March 31       June 30
                                                2002           2001
                                             (Unaudited)      (Note)
Liabilities and Stockholders Equity
Current liabilities:
  Trade accounts payable                      $1,532,105   $ 1,435,153
  Accrued expenses:
     Insurance reserves                        2,822,668     3,539,724
     Other                                     2,040,903     2,064,307
  Federal and state income taxes payable       1,808,529     2,175,579
  Current portion of long-term debt           15,634,710    15,969,109
Total current liabilities                     23,838,915    25,183,872

Long-term debt, less current portion          33,268,260    38,839,680

Stockholders' equity:
  Common stock: $.01 par value; authorized
   10,000,000 shares; issued 3,265,401 shares     32,654        32,654
  Additional paid-in capital                   3,747,575     3,747,575
  Retained earnings                              976,078     7,926,689
  Unrealized depreciation on marketable
     securities, net of income taxes                (953)         (953)
                                               4,755,354    11,705,965
  Less treasury stock, at cost (60,125 shares)   200,264       200,264
                                               4,555,090    11,505,701

                                             $61,662,265   $75,529,253

Note: The balance sheet at June 30, 2001 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.
















                                          2


Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Operations
                                 Three Months Ended       Nine Months Ended
                                      March 31               March 31
                                   2002        2001         2002      2001
                                   (Unaudited)                (Unaudited)
Operating revenue             $18,527,847 $20,850,239 $60,028,215  $63,926,044

Operating expenses and costs:
 Salaries, wages and fringe
  benefits                      7,019,291   6,320,789  21,839,587   18,115,110
 Rents and purchased
  transportation                1,971,869   5,685,623   8,670,000   20,010,522
 Operating supplies and expense 6,111,996   5,589,218  19,322,458   15,265,598
 Taxes and licenses             1,112,556     970,915   3,228,873    2,710,447
 Insurance & claims               817,497     571,489   2,743,804    2,633,742
 Depreciation and amortization  2,539,761   2,047,313   7,166,020    6,753,202
 Other                            589,119     556,541   1,983,303    1,912,229
                               20,162,089  21,741,888  64,954,045   67,400,850
Operating income (loss)        (1,634,242)   (891,649) (4,925,830)  (3,474,806)

Other income (expense)
 Interest expense                (752,979) (1,106,128) (2,403,029)  (3,611,873)
 Other income                      13,556      80,500      38,277      303,821
                                 (739,423) (1,025,628) (2,364,752)  (3,308,052)

Income(loss) before
 income taxes                  (2,373,665) (1,917,277) (7,290,582)  (6,782,858)

Federal and state income taxes
                        Current        (0)   (383,500)   (339,971)  (1,150,500)
                        Deferred       (0)   (738,000)         (0)  (2,515,000)
                                       (0) (1,121,500)   (339,971)  (3,665,500)

Net loss                       (2,373,665)   (795,777) (6,950,611)  (3,117,358)

Basic and diluted loss per share  ($0.74)      ($0.25)     ($2.17)      ($0.97)

Basic and diluted shares
 outstanding                   3,205,276    3,205,276   3,205,276    3,205,276




See notes to consolidated financial statements.
                                          3



Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                          Nine Months Ended
                                                                March 31
                                                          2002          2001
                                                               (Unaudited)
                  Operating activities
Net income (loss)                                    $(6,950,611)  (3,117,358)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization                       7,483,473    7,321,912
   Provision for losses on accounts receivable            60,000       45,000
   Benefit for deferred income taxes                          (0)  (2,272,596)
   Gain on disposal of equipment                        (315,075)    (568,709)
   (Gain) loss on sale of marketable securities           25,000        5,104
   Changes in operating assets and liabilities:

      Accounts receivable                              2,158,874    3,073,616
      Prepaid expenses and supplies                     (180,122)      51,906
      Accounts payable, accrued expenses,
        taxes payable, and other liabilities          (1,010,558)    (939,985)
      Net investment in direct financing leases        1,028,004    2,622,715
Net cash provided by operating activities              2,298,985    6,221,605

Investing activities
Purchases of property and equipment                     (196,392)    (391,097)
Net increase in restricted cash                           (8,467)     (10,770)
Proceeds from sales of marketable securities                   0        4,762
Proceeds from equipment sales                          1,186,639    1,676,173
Net cash provided by investing activities                981,780    1,279,068

Financing activities
Proceeds from long-term borrowing                              0      246,437
Principal payments on long-term debt and
 capital lease obligations                            (8,552,409) (10,644,788)
Proceeds from line of credit                          15,236,507            0
Principal payments on line of credit                 (12,589,917)           0
Net cash used in financing activities                 (5,905,819) (10,398,351)

Decrease in cash and cash equivalents                 (2,625,054) (2,897,678)
Cash and cash equivalents at beginning of period       2,958,450   8,351,582

Cash and cash equivalents at end of period        $      333,396   5,453,904

See notes to consolidated financial statements.



                                          4


          Notes to Consolidated Financial Statements (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended
June 30, 2001.

Note B - Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had increasing net losses before income taxes of approximately $7.3 million and $6.8 million for the nine months ended March 31, 2002 and 2001, respectively. In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $11.8 million at March 31, 2002, which includes approximately $15 million in current debt obligations coming due in the 12-month period ending March 31, 2003.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to significantly improve its operating ratios, its ability to generate sufficient cash flow to meet its obligations on a timely basis, the support of its stockholders and its ability to obtain additional financing as may be required.

The Company is currently implementing a plan, which management believes will significantly improve its operating efficiencies during the current fiscal year. The Company has retained the services of an outside consulting firm, having significant experience in the transportation industry, both from an operational as well as a marketing strategy standpoint. The Company has identified cost-cutting measures to eliminate unnecessary overhead, including eliminating a maintenance shift and reducing non-driving administrative staff, expected to save the Company approximately $2,500,000 annually. The Company is continuing to focus on the reduction of deadhead miles by concentrating on lane optimization, and is analyzing profitability on every load.
                                     5


The Company is also being more selective in its acceptance of new customers, making a concerted effort to improve the rate per mile realized on each load. In addition, the risk of further increases in fuel costs, which played a significant role in the previous year's net loss, is being mitigated through efforts to include fuel surcharges on new contracts. Notes to Consolidated Financial Statements (Unaudited)
Continued

Finally, the Company is currently in the process of renegotiating the terms of its debt due to be paid off in the next 12 months. To date, the Company's largest creditors have indicated a willingness to cooperate in extending the terms of this debt. The Company has been approved for a $6 million working capital line of credit that will be collateralized by qualifying accounts receivable. This line of credit has been limited to 50% of eligible receivables while the Company's Net Worth is less than $6 million, increasing to 75% when the Tangible Net Worth is between $6 million and $10 million, and 80% when the Tangible Net Worth is greater than $10 million. The Company will pay a monthly fee of 1% over prime rate, subject to a floor of 6%, for balances outstanding against this line. There are no monthly minimum fees. At March 31, 2002, the outstanding balance on this line of credit was $2.6 million.


There is no assurance that the Company will be able to improve its operating ratios or that the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due in fiscal 2002 and 2003 or to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.

Note C -Supplemental Disclosures of Cash Flow Information

                                                          Nine Months Ended
                                                                March 31
                                                           2002         2001

Interest paid                                       $  2,403,029  $ 3,611,873

Non-cash investing and financing activities:
  Decrease in direct financing leases               $  3,027,061   $6,608,715

Note D - Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position. Additionally, a decision has been rendered against the Company by the Equal Employment Opportunity Commission (''EEOC'') for unlawful hiring practices regarding pre-employment questions about medical issues. The Company believed it was required by Department of Transportation regulations to ask these questions. The Company believes the probable range of settlement will be between $50,000 and $100,000, but the Company accrued $250,000 in the quarter ended September 30, 2000 for potential penalties and associated legal fees. The Company believes that settlement of this charge will not have a material adverse effect on profitability or financial position of the Company.
                                  6


Note E - Reclassification

Certain reclassifications have been made to the March 31, 2001 financial statements to conform to the March 31, 2002 financial statement presentation. These reclassifications had no effect on net income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations -- Third Quarter

Operating revenue for the third quarter of fiscal 2002 (ended March 31, 2002) was $18,527,847 compared to $20,850,239 for the third quarter of fiscal 2001, a decrease of $2,322,392 or 11.1% for the period. At March 31, 2002, the Company's fleet consisted of 777 trucks and 1,474 trailers, while on March 31, 2001, the Company's fleet consisted of 779 trucks and 2,023 trailers. Logistics and intermodal revenue for the third quarter of fiscal 2002 decreased by $282,529 from $894,974 for the third quarter of fiscal 2001 to $612,445 for the same period of fiscal 2002. The Company's revenue continued to be negatively impacted by a shortage of qualified drivers to operate its trucks during the third quarter of fiscal 2002. Additionally, the Company was affected by a shortage of freight during the quarter ended March 31, 2002.

The Company experienced significant turnover in its lease program in the third quarter of fiscal 2002. Consequently, 74 trucks which were lease trucks on March 31, 2001, were converted to Company trucks. Salaries, wages, and fringe benefits, made up primarily of drivers' wages, increased as a percentage of revenue to 37.9% in the third quarter of fiscal 2002 from 30.3% in the third quarter of fiscal 2001 due to the increase in Company drivers. Rents and purchased transportation decreased to 10.6% of revenue in fiscal 2002 from 27.3% in fiscal 2001 primarily due to the decrease in the Company's owner operators and to decreased logistics activities.

Operating supplies and expenses, as a percentage of revenue, increased to 33% in the third quarter of fiscal 2002 from 26.8% in the comparable period of fiscal 2001. This increase was due to the increase in company drivers and decrease in lease operators. Operating taxes and licenses increased to 6% of revenue in fiscal 2002 from 4.7% in fiscal 2001. Insurance and claims were 4.4% of revenue in fiscal 2002, increasing from 2.7% in fiscal 2001, due to increase in cargo claims and liability insurance. Depreciation and amortization increased to 13.7% of revenue in fiscal 2002 from 9.8% in fiscal 2001. This increase was largely due to a smaller gain on sale of equipment of $317,452 which was realized in the third quarter of fiscal 2002 as compared to a gain of $568,710 in the third quarter of fiscal 2001 as gains are netted against depreciation and amortization. Other expenses were 3.2% of revenue in the third quarter of fiscal 2002 and 2.7% an increase from the comparable period of 2001.

Operating revenue for the third quarter of 2002 decreased by 11.1% over the comparable period of 2001, while operating expenses decreased by ($1,579,799) or 7.3%. Accordingly, the Company's operating ratio increased to 108.8% in the third fiscal quarter of 2002 from 104.3% in the same period of fiscal 2001.
                                  7


Interest expense decreased to 4.1% of revenue in the third quarter of fiscal 2002 from 5.3% recorded in the third quarter of fiscal 2001 due to lower average debt balances and lower interest rates on floating rate debt.

Beginning in 1999 and continuing through the first quarter of fiscal 2002, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995. The Company took a position on its 1995 and later tax returns, which the Company believed might be challenged by the Internal Revenue Service (the Service). The Company initially did not recognize any tax benefit for financial reporting purposes. In December 2001, the Company received a Notice of Proposed Deficiency from the Internal Revenue Service related to the years ending June 30, 1994 through 1999. The Company is appealing the proposed tax deficiency with the Appeals Section of the IRS. Management believes its position on the material issues will be up-held in appeal and that the ultimate outcome will not have a material adverse impact on the Company's financial position or results of operations. However, the Company will not recognize any current income tax credits until the appeal process is concluded.

Net loss for the third quarter of fiscal 2002 ended March 31, 2002 was ($2,373,665) ($.74 loss per diluted share) compared to net loss of ($795,777) ($.25 earnings per diluted share) during the comparable period of fiscal 2001, a decrease of $1,577,888 or 198.3% for the period.

Results of Operations - Nine Month Period

Operating revenue for the first nine months of fiscal 2002 ended March 31, 2002 was $60,028,215 compared to $63,926,044 for the comparable period of fiscal 2001, representing a decrease of ($3,879,829) or 6.1%. Logistics and intermodal revenue decreased by $1,467,831 for the nine-month period of fiscal 2002 over the comparable period of fiscal 2001. As in the three-month period, a continuing shortage of qualified drivers and an industry-wide shortage of freight impaired the Company's ability to produce revenue.

Salaries, wages, and fringe benefits increased to 36.4% of revenues in the nine-month period of fiscal 2002 from the 28.3% reported in the nine-month period of fiscal 2001. This increase is primarily due to the increase in Company drivers. The Company has experienced a significant turnover in its lease program. Economic conditions were not favorable to the small companies in the lease program who did not have financial resources to survive. Rents and purchased transportation decreased to 14.4% of revenue in the first nine months of fiscal 2002 from 31.3% during the comparable period of fiscal 2001. This decrease was caused primarily by fewer payments made to the Company's smaller fleet of owner operators. Operating supplies and expenses increased to 32.2% of revenue in fiscal 2002 from 23.9% in fiscal 2001. Taxes and licenses increased to 5.4% of revenue during fiscal 2002 from 4.2% in fiscal 2001. Insurance and claims were 4.6% of revenue in fiscal 2002, decreasing from 4.1% in fiscal 2001. Depreciation and amortization, as a percentage of revenue, increased to 11.9% of revenue in fiscal 2002 from 10.6% in the same period of fiscal 2001. This decrease was largely due to smaller gain on sale of equipment of $317,452 which was realized in the nine-month period of fiscal 2002 as compared to a gain of $568,710 in the same period of fiscal 2001 as gains
                                     8


are netted against depreciation and amortization. The remaining increase is due to depreciation on new equipment. Other expenses increased to 3.3% in the nine-month period of fiscal 2002 from 3% in the nine-month period of fiscal 2001.

Operating revenue for the nine-month period of 2002 decreased by 6.1% over the comparable period of 2001, while operating expenses decreased by $2,446,805 or 3.6%. Accordingly, the Company's operating ratio increased to 108.2% for the nine-month period in 2002 from 105.4% during the same period in 2001.

Interest expense decreased to 4% of revenue in the first nine months of fiscal 2002 from 5.7% recorded in the first nine months of fiscal 2001.

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

Net loss for the first nine months of fiscal 2002 ended March 31, 2002 was ($6,950,611) ($2.17 loss per diluted share) compared to net income of ($3,117,358) ($.97 loss earnings per diluted share) during the comparable period of fiscal 2001, a decrease of $3,833,253 or 123% for the nine-month period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. For the third quarter of fiscal 2002, the average cost per gallon of fuel was approximately $ .26 cents per gallon lower than in the same quarter of fiscal 2001. For the nine-month period ended March 31, 2002, the average cost per gallon was $.25 cents lower than in the same period of fiscal 2001. Although average price per gallon was lower, the Company's total cost of fuel increased due to the increase in Company trucks. Historically, the Company has attempted to pass increases in fuel costs through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. Future cost increases or shortages of fuel could affect the Company's future profitability.

                              9


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

Cash flows from Operations - Operating activities provided cash flows of $2.3 million for the first nine months of fiscal 2002 compared to $6.2 million for the same period of fiscal 2001. Cash flows from operations in the first three quarters of fiscal 2002 were the result of $6.9 million net loss, $7.5 million in depreciation offset by $.3 million from gain on disposal of assets.

Cash flow from Investing Activities - Investing activities provided net cash of $1 million during the first nine months of fiscal 2002 compared to $1.3 million net cash used in the same period of fiscal 2001.

Cash flows from Financing Activities - Financing activities used net cash of $5.9 million during the first three quarters of fiscal 2002 compared to $10.4 million used in fiscal 2001. During the first three quarters 2002, payment on long term debt and capital leases were $8.6 million, with no additional long-term debt incurred. The Company, at March 31, 2002 had utilized approximately $ 2.6 million of the accounts receivable revolving line of credit. During the first three quarters of fiscal 2001, payment on long term debt and capital leases was $10.6 million, with additional debt incurred of $.2 million.

The Company's working capital decreased by $5.1 million to a deficit of $11.8 million at March 31, 2002 from a deficit of $6.7 million at June 30, 2001. Approximately $6.2 million of this decrease was due to the increase in current maturities of long-term debt at March 31, 2002. The Company believes it will be able to restructure its debt to extend the maturities of balloon and trac payments which will be due within the next 12 months. If one or more lenders become unwilling to extend the maturities of these obligations, the Company would be faced with obtaining alternate financing sources or liquidating equipment. The Company can provide no assurance that alternative funding sources will be available. The Company also believes it will be successful in improving its operating ratios over the next few months. However, if the Company is unsuccessful in this endeavor, it would be required to obtain additional operating capital to continue its operations. Management believes the Company has sufficient resources to meets its obligations for a period of at least 12 months from the date of the balance sheet.

The Company experiences significant driver turnover. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements, however, no assurance can be made that the Company will not continue to experience a shortage of drivers in the future.

                                         10



During the first nine months of fiscal 2002, the Company has sold 2 trucks decreasing its fleet to 777 at March 31, 2002. Additionally, the Company has sold 185 of its 48 foot trailers resulting in a gain of approximately $317,000. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments. The Company currently owns and operates 1,090 of the 53 foot trailers and 383 of the 48 foot trailers.

Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had increasing net losses before income taxes of approximately $7.3 million and $6.8 million for the nine months ended March 31, 2002 and 2001, respectively. In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $11.8 million at March 31, 2001, which includes approximately $15 million in current debt obligations coming due in the 12 month period ending March 31, 2003.

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

The Company is currently implementing a plan, which management believes will significantly improve its operating efficiencies during the current fiscal year. The Company has retained the services of two outside consulting firms, one having significant experience in the transportation industry, both from an operational as well as a marketing strategy standpoint, and the second, having significant experience in budgeting, strategy, and implementation of turn-around plans. The Company has identified cost-cutting measures to eliminate unnecessary overhead, including eliminating a maintenance shift and reducing non-driving administrative staff, expected to save the Company approximately $2,500,000 annually. The Company is continuing to focus on the reduction of deadhead miles by concentrating on lane optimization, and analyzing profitability on every load.

The Company is also being more selective in its acceptance of new customers, making a concerted effort to improve the rate per mile realized on each load. In addition, the risk of further increases in fuel costs, which played a significant role in the previous year's net loss, is being mitigated through efforts to include fuel surcharges on new contracts.
                               10



Finally, the Company is currently in the process of renegotiating the terms of its debt due to be paid off in the next 12 months. To date, the Companys largest creditors have indicated a willingness to cooperate in extending the terms of this debt. The Company has been approved for a $6 million working capital line of credit that will be collateralized by qualifying accounts receivable. This line of credit has been limited to 50% of eligible receivables while the Company's Net Worth is less than $6 million, increasing to 75% when the Tangible Net Worth is between $6 million and $10 million, and 80% when the Tangible Net Worth is greater than $10 million. The Company will pay a monthly fee of 1% over prime rate, subject to a floor of 6%, for balances outstanding against this line. There are no monthly minimum fees. At March 31, 2002, the outstanding balance on this line of credit was $2.6 million.

There is no assurance that the Company will be able to improve its operating ratios or that the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due in fiscal 2002 and 2003 or to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.


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



ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk


The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. At 3-31-02, the Company's variable interest loans aggregated approximately $13 million at rates ranging from 1.25% to 2% above LIBOR. The Company's weighted average interest costs for the quarter ended March 31, 2002 was approximately 6.1%. An increase of 10% or a decrease of 10% in the Company's borrowing costs on variable rate loans would have an impact of less than $5,000 on the Company's monthly interest expense. The Company does not attempt to fix its interest costs through hedge arrangements or interest rate swap arrangements. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report for fiscal year ended June 30, 2001 for details on the Company's long-term debt.

                                     11



PART II   OTHER INFORMATION



ITEM 1. Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position. Additionally, a decision has been rendered against the Company by the Equal Employment Opportunity Commission ("EEOC") for unlawful hiring practices regarding pre-employment questions about medical issues. The Company believed it was required by Department of Transportation regulations to ask these questions. The Company believes the probable range of settlement will be between $120,000 and $150,000, but accrued $250,000 in the quarter ended September 30, 2000 for potential penalties and associated legal fees. The Company believes that settlement of this charge will not have a material adverse effect on profitability or financial position of the Company.


ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.


Note B - Future Operations

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           CANNON EXPRESS, INC.
                                           (Registrant)


Date: May 15, 2002                         /s/ Dean G. Cannon
                                            President, Chairman of the Board,
                                            Chief Executive Officer and Chief
                                            Accounting Officer



Date: May 15, 2002                         /s/ Rose Marie Cannon
                                            Secretary, Treasurer and Director
                                      12