Form 10-K
period 2002-06-30
CANNON EXPRESS INC
filed 2002-10-15
CIK 801558

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-16386

CANNON EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0650141 (I.R.S. Employer Identification No.)
1457 E. Robinson P.O. Box 364 Springdale, Arkansas (Address of principal executive offices)	72764 (Zip Code)
Registrant's telephone number, including Area Code: (479) 751-9209
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes ☒    No ☐

        Aggregate market value of voting stock held by non-affiliates of the registrant at August 29, 2002: $839,376.

        Number of shares of common stock outstanding at August 29, 2002
Common Stock—3,205,276

        Documents incorporated by reference: Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 19, 2002.

Part I

Item 1. Business

Cannon Express, Inc. (the "Company" or "Registrant") is an irregular route, truckload carrier with headquarters in Springdale, Arkansas, transporting a wide range of general commodities in the United States pursuant to nationwide operating authorities granted by the Department of Transportation ("DOT"), and in Canada through operating authorities granted by the Canadian provinces. At June 30, 2002, the Company operated a fleet of 777 tractors and 1,444 trailers, and employed 807 people, none of whom is represented by a collective bargaining agreement. Revenues from truckload operations accounted for approximately 97.3% of total revenues for the year ended June 30, 2002.

The Company, in May of 2002, elected to discontinue providing logistics services utilizing equipment and services provided by unrelated third parties. Revenues from logistics services represented approximately 2.7% of total revenues realized for the year ended June 30, 2002.

Marketing and Customers

The Company's marketing strategy is to be one of a select group of carriers serving financially sound customers who provide shipments to and from locations within the Company's operating area. The Company's sales effort is carried out by salespersons domiciled in strategic locations and by its telemarketing staff consisting of salespersons who solicit new customers and customer service representatives who arrange shipments for existing customers.

The Company publishes its own freight rates instead of using rates published for a group of carriers by freight rate publishing bureaus. This practice permits pricing that is responsive to changing market conditions as well as to a particular customer's needs. Most arrangements for transportation are made in the form of contracts with customers.

During the fiscal year ended June 30, 2002, an unaffiliated customer accounted for 8% of the Company's operating revenue. During the fiscal years ended June 30, 2001 and 2000, this customer accounted for 15.4% and 17.9%, respectively, of operating revenue. Management of the Company believes that its longer-term interests will be best served by diversifying its customer base. The Company does not have long-term contracts with its customers, and, accordingly, there is no assurance that the current volume of business from these major customers will continue. Management believes that the sudden loss of a significant customer could have a material adverse effect on revenue, equipment utilization and operating efficiencies.

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

One or more of the Company's customer service representatives is then assigned to the shipper's account. Customer coordinators are assigned to a specific region of the United States and are responsible for matching a shipper's load with a truck located within the customer coordinator's assigned region. The customer coordinator then assigns a shipment to a dispatcher.

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

Drivers and Other Employees

As of June 30, 2002, the Company employed 664 drivers and driver trainees. All drivers are selected in accordance with Company guidelines relating primarily to safety record, driving experience and personal evaluation. The Company requires all drivers to meet experience requirements or to satisfactorily complete a training program, which pairs a trainee with one of the Company's proven driver trainers. Trainees sharpen the skills necessary for success and are evaluated daily by their trainer. Once selected, a driver or driver trainee is instructed in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of the equipment.

The Company's drivers are compensated on the basis of miles driven, loading, unloading and delivery stops, plus bonuses. Base pay per mile increases with a driver's completion of a specified number of miles safely driven. Effective January 1, 2000, the Company implemented an increase in drivers' starting base pay ranging from 2 to 4 cents per mile and discontinued paying its drivers a quarterly performance bonus. The Company has targeted its pay increase and its recruiting efforts toward drivers with 3 or more years driving experience. Company drivers who qualify are also paid an annual safety bonus. Company drivers were awarded approximately $240,000 in safety bonuses during fiscal 2002 as compared with approximately $201,000 awarded during fiscal 2001.

Like other truckload carriers, the Company experiences significant driver turnover. The Company experienced a shortage of qualified drivers during fiscal 2002. Management anticipates that competition for qualified drivers will intensify. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements; however, no assurance can be made that the Company will not experience a shortage of drivers in the future.

In an effort to improve its operating results, the Company implemented a new program during fiscal 2000 in which owner-operators may qualify to lease/purchase a truck and be paid a percentage of the Company's revenue to operate the truck under a contract with the Company to haul freight for its customers. This program was intended to provide benefits to the Company during the term of the lease approximately equal to the current employee driver program. The program was an option for drivers which the Company believed would improve driver retention. Since the owner/operator is responsible for certain of the costs borne by the company for employee drivers, the Company's income statement will reflect a shift between individual cost categories. Due to a higher than expected turnover rate in the program, the Company discontinued its recruiting efforts for the program in the third quarter of fiscal 2002. Trucks previously in the lease/purchase program were moved to the Company's employee driver fleet as they became available. At June 30, 2002, the Company's lease/purchase truck fleet had decreased to 23 trucks.

The Company's cost for owner/operators is reflected in the income statement as part of "Rents and purchased transportation." The Company experienced a significant reduction in its costs for Salaries, wages and fringe benefits, Operating supplies and expense, Operating taxes and licenses, and Depreciation and amortization with a corresponding increase in "Rents and purchased transportation" in the fiscal years ending in June of 2000 and June of 2001. During fiscal 2002, as the lease/purchase program became less prominent, the Company experienced the reverse effect and "Rents and purchased transportation decreased while the Company's normal operating expenses increased.

The Company's lease program is structured in such a way that the owner/operator may elect to purchase the equipment for its fair market value at the end of the lease. Alternatively, the owner/operator may elect not to purchase the equipment. In the event that an operator does not purchase the equipment, the Company had anticipated that it might realize a benefit at the end of the lease term when trucks are sold as a result of a higher trade-in or re-sale value due to better care and maintenance by the owner/operator. However, the current market value for used trucks is depressed and the Company does not believe it will see a significant benefit when the used trucks are sold.

The Company employed:

	June 30,
	2002	2001
Drivers and Driver Trainees (including Owner-Operators)	664	797
Management	11	16
Operations, Marketing and Administration	98	163
Maintenance and Repair	34	46

Total	807	1,022

Management considers relations with its employees to be satisfactory and has not experienced collective bargaining efforts in the past, nor does it anticipate any collective bargaining by employees in the future. The Company has a 401(k) plan for its drivers and other employees. Company contributions, if any, are determined annually by its Board of Directors.

Tractors and Trailers

At June 30, 2002, the fleet consisted of 777 tractors and 1,444 trailers, compared to 777 tractors and 1,654 trailers at June 30, 2001. During the fiscal year ended June 30, 2002, the Company sold 210 trailers.

Tractors are acquired primarily with driver comfort, fuel efficiency and overall economy in mind. All tractors operated by the Company are conventionals, rather than cab-overs. Management believes that this type of tractor will provide the driver greater comfort and will require less overall maintenance because of the tractor's easier ride on the road. As of June 30, 2002, substantially all of the Company's tractors were manufactured by International, while trailers were manufactured by Pines and Great Dane. The Company has negotiated extended warranties on many of its tractors and had made plans to trade-in such tractors on approximately a three-year cycle. However, due to depressed values for used trucks, the Company may elect to increase the trade time. Manufacturers of tractors are required to certify to the Company that new tractors meet federal emissions standards. All trailers in the fleet measure 48 or 53 feet in length by 102 inches in width.

The Company has a comprehensive preventive maintenance program for its tractors and trailers. Inspections and different levels of repair or maintenance are performed at regular intervals. At each inspection, diagnostic tests are performed to ensure proper operation of equipment.

The following table shows the type and age of equipment operated by the Company at June 30, 2002:

MODEL YEAR	OVER-the-ROAD TRACTORS	48-FOOT TRAILERS	53-FOOT TRAILERS
2001	59	—	100
2000	611	—	100
1999	100	—	—
1998	—	—	594
1997	—	—	296
1996	2	232
1995 thru 1983	5	122	—

	777	354	1,090

Fuel

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Both the availability and the cost of diesel fuel are influenced by economic and political events not within the Company's control. The Company does not presently participate in any program to insure price stability. During fiscal 2002, the Company's average cost per gallon was approximately 22 cents lower than in fiscal 2001. During the 4thquarter of fiscal 2002, the Company's average price per gallon was approximately 16 cents higher than in the same period of the previous year. Historically, increases in fuel costs have been passed through to the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. The current cost or future cost increases or shortages of fuel could affect the Company's future profitability.

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

Competition

The trucking industry as a whole is highly competitive. The Company competes primarily with other irregular route, truckload carriers. To a lesser degree, railroads, less-than-truckload carriers and contract carriers also provide competition. Competition from any one of these sources, however, may be significant in one geographic area or at any one time. Competition for freight is based primarily on service and efficiency and, to a lesser degree, upon freight rates. A number of other irregular routes, truckload carriers have substantially greater financial resources, own more equipment or carry a larger volume of freight than the Company.

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

The Company maintains cargo loss and damage insurance and collision coverage on owned and leased equipment. During fiscal 2002, the Company was responsible for the first $500,000 in costs associated with each automobile accident, with an upper limit of $10,000,000. Due to substantially increased costs, as of July 1, 2002, the Company purchased an automobile liability policy with a $500 deductible per accident with an upper limit of $1,000.000. In addition, with the assistance of its third-party administrator, workers' compensation claims are self-insured up to $750,000. Management believes that current insurance coverage adequately protects the Company from liability arising from normal operations; however, an accident with costs exceeding the Company's policy limits could have a material adverse effect on the Company's profitability.

Item 2. Properties

The Company's executive offices and its maintenance facility are located at 1383, 1457 & 1457A E. Robinson Ave. in Springdale, Arkansas.

The office facility is located on a 4.85 acre tract of land. It is leased from Dean G. Cannon and Rose Marie Cannon.

The Company's maintenance facility, purchased in 1987, is located on a 17-acre tract of land adjacent to the office facility. The 13,000 square foot facility contains 7 drive-through bays and other improvements and is used by the Company for equipment maintenance and repairs.

The Company owns approximately 31.3 acres of commercial land adjacent to the above locations which is currently listed for sale.

Item 3. Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on the Company's financial position. Additionally, a decision has been rendered against the Company by the Equal Employment Opportunity Commission ("EEOC") for unlawful hiring practices regarding pre-employment questions about medical issues. The Company believed it was required by Department of Transportation regulations to ask these questions. The Company has entered into a settlement agreement with the EEOC which requires the Company to pay certain individuals who may have been discriminated against a fee and/or be offered employment with the Company. The Company accrued $250,000 for these payments and associated legal fees during fiscal year 2001. Management believes that settlement of this charge will not have a material adverse effect on the financial position of the Company. In 2002 approximately $68,000 was paid out in connection with this decision.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a)
Prior to March 3, 1998, the Company's common stock was traded on the NASDAQ National Market System under the symbol CANX.

  On March 3, 1998, the Company transferred its listing from the NASDAQ National Market System to the American Stock Exchange under the symbol AB.

  The range of high and low sales prices for the last eight fiscal quarters is as follows:

	COMMON STOCK
	HIGH	LOW
YEAR ENDED JUNE 30, 2002:
First Quarter	$1.88	$1.20
Second Quarter	1.30	1.00
Third Quarter	1.10	.60
Fourth Quarter	1.09	.65
YEAR ENDED JUNE 30, 2001:
First Quarter	$2.50	$1.75
Second Quarter	1.81	.75
Third Quarter	1.88	.88
Fourth Quarter	2.63	.88
(b)
The approximate number of holders of common stock as of August 29, 2002, was 1,600.

(c)
The Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the new future.

Item 6. Selected Financial Data

The following table provides a summary of selected financial data for Cannon Express, Inc.

	FISCAL YEAR ENDED JUNE 30,
	2002	2001	2000	1999	1998
	(in thousands except per share data)
Operating Revenue	$79,077	$85,795	$91,779	$95,213	$109,245
Income (loss)	(12,205)	(7,303)	520	(487)	1,815
Basic and diluted earnings (loss) per share (1 & 2):	(3.81)	(2.28)	..16	(.15)	..57
Total assets	$55,737	$75,529	$103,889	$75,968	$80,886
Long term debt, less current portion	$30,950	$38,840	$56,648	$25,999	$29,768

(1)
Basic and diluted earnings per share are computed based on the weighted average number of shares outstanding during the year.

(2)
The calculation for fiscal 2002, 2001, and 2000 does not include the effect of certain out of market options as they are anti-dilutive. (See Note 1 of the Notes to Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following table sets forth the percentage relationship of certain revenue and expense items for the fiscal years indicated.

	Percentages of Operating Revenue Year Ended June 30,
	2002	2001	2000
Operating revenue	100%	100.0%	100.0%
Operating expenses and costs:
Salaries, wages and fringe benefits	36.0%	29.6%	28.1%
Operating supplies and expenses	32.8	25.1	24.1
Operating taxes and licenses	5.5	4.5	4.5
Insurance and claims	6.4	4.0	5.2
Depreciation and amortization	12.1	10.0	4.4
Rents and purchased transportation	12.4	28.8	28.8
Loss on Impaired assets	3.2
Other	3.0	2.8	3.0
Total operating expenses	111.6	104.8	98.1

Operating income (loss)	(11.6)	(4.8)	1.9
Other income (expense):
Interest and dividend income	0.1	0.4	0.5
Gain (loss) on marketable securities	(0.4)	(0.0)	(0.1)
Interest expense	(3.9)	(5.4)	(4.2)

Income (loss) before income taxes	(15.8)	(9.8)	(1.9)
Income taxes	(0.4)	(1.3)	(2.5)

Net income (loss)	(15.4)%	(8.5)%	0.6%

RESULTS OF OPERATIONS:

Fiscal year ended June 30, 2002 compared to Fiscal year ended June 30, 2001

Operating revenue for fiscal 2002 decreased to $79.1 million from $85.8 million in fiscal 2001. Logistics and intermodal revenue decreased to $2.1 million during fiscal 2002 from $4.0 million in fiscal 2001. The Company's revenue continued to be negatively impacted by a shortage of qualified drivers to operate its trucks in fiscal 2002. Additionally, the Company was affected by a shortage of freight during fiscal 2002.

The Company experienced significant turnover in its lease program during fiscal 2002 and is not currently accepting new applications for the program. As of June 30, 2002, the Company had 23 drivers in the lease-purchase program. Salaries, wages and fringe benefits increased 12.3% or $3,111,178 to $28,503,754 in fiscal 2002 due to the Company's smaller owner-operator fleet and its increased dependence on Company drivers. Rents and purchased transportation decreased 60.4% or $14,978,105 to $9,817,567 in fiscal 2002 primarily due to the decrease in the Company's owner operators and to decreased logistics activities.

Operating supplies and expenses increased 20.7% or $4,451,061 to $25,952,113 in fiscal 2002. Fuel costs for the fiscal year ended June 30, 2002, averaged 22 cents per gallon lower than in the comparable period of fiscal 2001, which together with the increased purchases of fuel by Company drivers, increased operating expense by approximately $1,351,000 during the 12 month period. Maintenance and tire costs increased by approximately $2,874,000 also due to the Company's decreased reliance on owner operators.

Operating taxes and licenses increased 13.8% or $528,454 to $4,355,331 in fiscal 2002 primarily due to the Company's decreased reliance on owner-operators who are responsible for taxes and licenses on the equipment they operate.

Insurance and claims increased 31.5% or $1,587,048 to $5,039,644 in fiscal 2002 due to unfavorable claims experience.

Depreciation and amortization increased 11.5% or $987,430 to $9,564,516 in fiscal 2002. This increase is primarily due to the Company's larger fleet of Company drivers and a smaller gain on sale of equipment of $351,973 realized in fiscal 2002, as compared to a gain of $1,205,951 in fiscal 2001, as gains are netted against depreciation and amortization.

At June 30, 2002, the Company recognized a Loss on impaired assets of $2,535,105. This loss is reflected on approximately 200 trucks and 400 trailers. Approximately 100 trucks and 200 trailers are carried on the Company's financial records as "Held for sale" at year end. The Company expects that these assets will be sold during the 1st and 2nd quarter of fiscal 2003. The remaining 100 trucks and 200 trailers are identified as "Impaired" at year end. The Company will continue to operate and depreciate these assets until such time as a determination may be made as to whether or not they will be sold.

The Company's operating ratio increased to 111.6% for fiscal 2002 from 104.8% for the prior year.

Interest expense decreased 33.3% or $1,549,368 in fiscal 2002 due to the decrease in total debt outstanding.

Beginning in 1999 and continuing through the first quarter of fiscal 2002, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995. The Company took a position on its 1995 and later tax returns, which the Company believed might be challenged by the Internal Revenue Service (IRS). The Company initially did not recognize any tax benefit for financial reporting purposes. In December 2001, the Company received a Notice of Proposed Deficiency from the IRS related to years ending June 30, 1994 through 1999. The Company is appealing the proposed tax deficiency with the Appeals Section of the IRS. Management believes its position on the material issues will be up-held in appeal and that the ultimate outcome will not have a material adverse impact on the Company's financial position or results of operations. However, the Company will not recognize any current income tax credits until the appeal process is concluded.

Net loss for the fiscal year ended June 30, 2002 was ($12,204,505) ($3.81 loss per diluted share) compared to net loss of $7,303,442 ($2.28 loss per diluted share) during fiscal 2001, an increase of $4,901,063 or 67.1%.

Liquidity and Capital Resources

Cash flows from Operations—Operating activities provided cash of $3.4 million and $5.9 million in fiscal 2002 and 2001, respectively. Net cash flows from operations in fiscal 2002 were primarily the result of $12.2 million net loss, $9.9 million in depreciation offset by $.4 million from gain on disposal of assets, $1.2 million decrease in net investment in direct financing leases, and a $2.4 million decrease in accounts receivable and other assets.

Cash flows from Investing Activities—Investing activities provided net cash of $1.0 million in fiscal 2002 and provided net cash of $3.7 million in fiscal 2001. Proceeds from equipment sales totaling $1.2 million was offset by $.2 million other investing activities for 2002.

Cash flows from Financing Activities—Financing activities used net cash of $7.0 million in fiscal 2002 and used net cash of $14.9 million in fiscal 2001.

Working capital needs have been met primarily from cash generated from operations. During the fiscal year ended June 30, 2002, cash provided by operating activities was $3,446,386, down from $5,879,118 for the prior fiscal year ended June 30, 2001. The current ratio decreased from .25 at June 30, 2001 to .54 at June 30, 2002. Working capital decreased by $35.8 million to a deficit of $42.5 million, including $47.8 million in current maturities of long-term debt, at June 30, 2002 from a deficit of $6.7 million at June 30, 2001. The Company has classified all its debt as current on the balance sheet while attempting to renegotiate the terms of its debt obligations. Historically, working capital needs have been met from cash generated from operations. Management believes that the Company's working capital will be sufficient for its short-term needs. The Company has a $6 million working capital line of credit that is collateralized by qualifying accounts receivable. The line of credit is limited to 50% of eligible receivables. The Company had $3,049,695 outstanding and $0 available on this line of credit at June 30, 2002. The line of credit maturity date is February 2005.

During the fiscal year ended June 30, 2002, the Company sold 210 trailers.

Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has experienced increasing net losses before income taxes of approximately $12.5 million, $8.4 million and $1.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $11.5 million, which includes approximately $16.8 million in current debt obligations coming due in fiscal year 2003.

As of October 15, the Company has not made its September debt payments. Although the Company is currently attempting to renegotiate terms that are more favorable to the Company, there is no guarantee that management will be successful.

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

The Company is currently implementing a plan, which management believes will significantly improve its operating efficiencies over the next fiscal year. The Company has retained the services of CFOex, a transportation management consulting firm, having significant experience in the transportation industry, to improve its financial position. CFOex, as of August 19, 2002 will assume complete responsibility for the operation of the Company. CFOex is currently implementing a plan designed to reduce the Company's expenses and to increase its revenue per mile. The Company is negotiating with its lenders and some of its vendors to extend the terms of certain obligations in order to improve the Company's financial position in the near term and has identified cost-cutting measures to eliminate unnecessary overhead. Future plans will include an increased emphasis on identifying and targeting those lanes which are profitable for the Company and to eliminating those lanes which do not fit the Company's marketing philosophy.

The Company has also identified certain unencumbered assets for disposition. These assets include real estate, an airplane, and other miscellaneous assets.

There is no assurance that the Company will be able to improve its operating ratios or that the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due in fiscal 2003 or to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions made by management from information currently available to management. These statements address future plans, expectations and events or conditions concerning various matters such as the results of the Company's sales efforts as set forth in the discussion of results of operations, capital expenditures, and litigation and capital resources and accounting matters. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from those currently reported.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants or accounting and financial disclosures during the year ended June 30, 2002.

There was a change in accountants on June 17, 2002. See form 8K filed with the SEC in June 2002.

Part III

Item 10. Directors and Executive Officers of Registrant

Certain information about directors and executive officers of the Company is set forth below:

Name	Age	Position
Dean G. Cannon(1)	61	President and Chairman of the Board
Rose Marie Cannon(1)	61	Secretary, Treasurer and Director
Bruce W. Jones(2)	55	Chief Executive Officer
Calvin Turner, Jr.(2)	43	President
James T. Schnoes(2)	43	Treasurer
Duane Wormington(3)	45	Vice President of Finance, Secretary
Sam F. Fiser	54	Director
Glenn E. Kelley	40	Director

(1)
Dean G. Cannon and Rose Marie Cannon resigned as President and Secretary/Treasurer, respectively, on August 19, 2002.

(2)
Bruce W. Jones, Calvin Turner, Jr., and James T. Schnoes of CFOex, were appointed as Chief Executive Officer, President, and Treasurer, respectively on August 19, 2002.

(3)
Duane Wormington was appointed as Secretary on August 19, 2002.

Dean G. Cannon has been the President and a Director of Cannon Express Corp., the wholly-owned operating subsidiary of the Company, from 1981 to August 19, 2002, and served as President and as Director of the Company from its inception to August 19, 2002. Mr. Cannon continues to serve as chairman of the board and as a director. Dean G. Cannon is the husband of Rose Marie Cannon.

Rose Marie Cannon has been the Secretary, Treasurer and a Director of Cannon Express Corp., from 1981 to August 19, 2002, and served as Secretary, Treasurer and Director of the Company from its inception to August 19, 2002. Mrs. Cannon continues to serve as a director. Rose Marie Cannon is the wife of Dean G. Cannon.

Duane Wormington has been Vice-President of Finance of Cannon Express Corp. from 1987 to the present. Mr. Wormington is a graduate of Southwest Baptist University in Bolivar, Missouri and is a Certified Public Accountant.

Glenn E. Kelley has been a director since 2001. Mr. Kelley is an attorney with the Kelley Law Firm, a professional limited liability company located in Rogers, Arkansas. He has been licensed to practice law in the state and federal courts in Arkansas since 1987 with primary emphasis on commercial transactions, commercial litigation, and employment matters.

Sam F. Fiser has been a director since 2001. Mr. Fiser is a partner in S.F. Fiser & Company, a regional accounting firm headquartered in Springdale, Arkansas. He is a graduate of the University of Arkansas. Mr. Fiser is a member of the American Institute of Certified Public Accountants, the Arkansas Society of Certified Public Accountants, and is a former chairman of the Arkansas Savings and Loan Board.

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

Based solely upon a review of the copies of such reports furnished to the Company, or written representations from certain reporting persons, the Company believes that, during the 2002 fiscal year,

all filing requirements were complied with as they apply to its officers, directors and greater than 10% beneficial owners. The remainder of this item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 19, 2002.

Item 11. Executive Compensation

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 19, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 19, 2002.

Item 13. Certain Relationships and Related Transactions

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, November 19, 2002.

Item 14. Controls and Procedures

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cannon Express, Inc., (the "Company") on Form 10-K for the year ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean G. Cannon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ DEAN G. CANNON
Dean G. Cannon Chief Executive Officer October 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cannon Express, Inc., (the Company") on Form 10-K for the year ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Duane Wormington, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ DUANE WORMINGTON
Duane Wormington Chief Financial Officer October 14, 2002

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) The response to this portion of Item 15 is submitted as a separate section of this report.
(2) the exhibits as listed in the Exhibit Index are submitted as a separate section of this report. In accordance with SEC Rules, the following is a list of all Compensatory Plans or Arrangements of the Company:
Cannon Express 401(k) Cannon Express, Inc. Incentive Stock Option Plan
(b)	On June 17, 2002, the Company filed a Form 8-K reporting Item 4—Change in Registrant's Certifying Accountant.
(c)	See Item 15(a)(2) above.
(d)	The response to this portion of Item 15 is submitted as a separate section of this report.
INDEX TO EXHIBITS
3.(i)(a)	Certificate of Incorporation(1)
3.(i)(b)	Certificate of Amendment of Certificate of Incorporation(1)
3.(ii)(a)	Bylaws of the Company(1)
3.(ii)(b)	Amended Bylaws(1)
10.(a)	Lease between the Company and Dean G. Cannon and Rose Marie Cannon(3)
10.(b)	Incentive Stock Option Plan(2)
10.(c)	Engagement letter for CFOex
21.(a)	Subsidiaries of the registrant
(1)	Incorporated by reference from the Registrant's Registration Statement on Form S-18, dated February 26, 1987.
(2)	Incorporated by reference from the Registrant's Registration Statement on Form S-8, dated November 20, 2001.
(3)	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 14th day of October, 2002.

Cannon Express, Inc.
By:	/s/ DEAN G. CANNON Dean G. Cannon, Chairman, Chief Executive Officer (Principal Executive Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROSE MARIE CANNON Rose Marie Cannon Director, Secretary and Treasurer	By:	/s/ SAM F. FISER Sam F. Fiser Director
By:	/s/ GLENN E. KELLEY Glenn E. Kelley Director

FORM 10-K-ITEM 8, ITEM 14(a)(1) AND (2)
CANNON EXPRESS, INC., AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Cannon Express, Inc. and Subsidiaries are included in Item 8:

        Report of Independent Public Accountants.

        Consolidated Balance Sheets as of June 30, 2002 and 2001.

        Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000.

        Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000.

        Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000.

        Notes to Consolidated Financial Statements as of June 30, 2002 and 2001.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of Cannon Express, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Cannon Express, Inc. and subsidiaries (a Delaware Corporation) as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of Cannon Express, Inc. and subsidiaries for the years ended June 30, 2001 and 2000 were audited by other auditors who have ceased operations and whose report, dated August 3, 2001, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cannon Express, Inc. and subsidiaries as of June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficit working capital at June 30, 2002, which, among other things, raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements for the year ended June 30, 2002 taken as a whole. The Valuation and Qualifying Accounts Schedule is presented for purposes of additional analysis and is not a required part of the basic financial statements. This supplementary information for the year ended June 30, 2002 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The supplementary information for the years ended June 30, 2001 and 2000 was audited by other auditors who have ceased operations and whose report, dated August 3, 2001, expressed an unqualified opinion on such information in relation to the basic financial statements taken as a whole.

                      Tullius Taylor Sartain & Sartain, LLP.

Fayetteville, Arkansas
August 16, 2002

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$402,317	$2,958,450
Receivables, less allowance for doubtful accounts (2002—$395,080 2001—$542,618):
Trade	8,470,387	10,348,355
Other	238,351	837,987
Current portion of net investment in direct financing leases	559,000	2,678,000
Prepaid expenses and supplies	1,592,832	1,703,016
Revenue equipment held for sale	2,695,600	—

Total current assets	13,958,487	18,525,808

Property and equipment:
Land, buildings and improvements	1,376,193	1,368,273
Revenue equipment	64,049,192	74,067,666
Service, office and other equipment	3,119,598	2,982,769

	68,544,983	78,418,708
Less allowance for depreciation	29,394,809	27,003,925

	39,150,174	51,414,783

Other assets:
Receivable from stockholders	23,406	23,406
Restricted cash	2,426,153	2,417,686
Marketable securities	980	342,550
Net investment in direct financing leases, less current portion	66,339	2,693,838
Other	111,182	111,182

	2,628,060	5,588,662

	$55,736,721	$75,529,253

See accompanying notes.

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	June 30,
	2002	2001
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$1,693,076	$1,435,153
Accrued expenses:
Insurance reserves	3,594,084	3,539,724
Other	1,566,562	2,064,307
Federal and state income taxes payable	1,807,312	2,175,579
Current portion of long-term debt	47,774,491	15,969,109

Total current liabilities	56,435,525	25,183,872

Long-term debt, less current portion	—	38,839,680
Stockholders' equity:
Common stock: $.01 par value; authorized 10,000,000 shares; issued 3,265,401 shares; outstanding 3,205,276 shares in 2002 and 2001	32,654	32,654
Additional paid-in capital	3,747,575	3,747,575
Retained earnings (accumulated deficit)	(4,277,816)	7,926,689
Accumulated other comprehensive income, net of income taxes (credit) of $(1,549) and $(2,097) in 2002 and 2001	(953)	(953)

	(498,540)	11,705,965
Less treasury stock, at cost (60,125 shares in 2002 and 2001)	200,264	200,264

	(698,804)	11,505,701

	$55,736,721	$75,529,253

See accompanying notes.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended June 30,
	2002	2001	2000
Operating revenue	$79,077,131	$85,795,395	$91,778,766
Operating expenses and costs:
Salaries, wages and fringe benefits	28,503,754	25,392,576	25,820,469
Rents and purchased transportation	9,817,567	24,795,672	26,511,107
Operating supplies and expenses	25,952,113	21,501,052	22,088,998
Operating taxes and licenses	4,355,331	3,826,877	4,091,827
Insurance and claims	5,039,644	3,452,596	4,790,074
Depreciation and amortization	9,564,516	8,577,086	4,006,992
Loss on impaired assets	2,535,105	—	—
Other	2,476,897	2,384,620	2,755,118

	88,244,928	89,930,479	90,064,585

Operating income (loss)	(9,167,796)	(4,135,084)	1,714,181
Other income (expense):
Interest expense	(3,109,117)	(4,658,484)	(3,838,907)
Interest and dividend income	73,895	353,259	469,942
Loss on marketable equity securities	(341,458)	(5,104)	(99,715)

	(3,376,680)	(4,310,329)	(3,468,680)

Income (loss) before income taxes	(12,544,476)	(8,445,413)	(1,754,499)
Federal and state income taxes:
Current (Credit)	(339,971)	(1,141,971)	(1,303,000)
Deferred (Credit)	—	—	(972,000)

	(339,971)	(1,141,971)	(2,275,000)

Net income (loss)	$(12,204,505)	$(7,303,442)	$520,501

Basic and diluted earnings (loss) per share	$(3.81)	$(2.28)	$0.16

Weighted average number of shares and share equivalents outstanding (basic and diluted)	3,205,276	3,205,276	3,207,172

See accompanying notes.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at July 1, 1999	32,654	3,747,575	14,709,630	(119,734)	(200,264)	18,169,861
Comprehensive income
Net income	—	—	520,501	—	—	520,501
Accumulated other comprehensive income:
Unrealized appreciation on marketable securities	—	—	—	54,107	—	54,107
Realized loss on marketable securities	—	—	—	61,325	—	61,325

Total comprehensive income						635,933

Balances at June 30, 2000	32,654	3,747,575	15,230,131	(4,302)	(200,264)	18,805,794

Comprehensive income
Net loss	—	—	(7,303,442)	—	—	(7,303,442)
Accumulated other comprehensive income:
Unrealized appreciation on marketable securities	—	—	—	210	—	210
Realized loss on marketable securities	—	—	—	3,139	—	3,139

Total comprehensive income						(7,300,093)

Balances at June 30, 2001	$32,654	$3,747,575	$7,926,689	$(953)	$(200,264)	$11,505,701
Net loss	—	—	(12,204,505)	—	—	(12,204,505)
Balances at June 30, 2002	$32,654	$3,747,575	$(4,277,816)	$(953)	$(200,264)	$(698,804)

See accompanying notes.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended June 30,
	2002	2001	2000
Operating activities
Net income (loss)	$(12,204,505)	$(7,303,442)	$520,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,916,489	9,783,036	9,173,125
Provision for losses on accounts receivable	75,000	270,639	75,000
Provision for Impaired assets	2,535,105	0	0
Deferred income tax benefit	0	(1,930,000)	(2,632,000)
Gain on disposal of equipment	(351,973)	(1,205,951)	(5,163,933)
Loss on sale of marketable securities	341,570	5,104	99,715
Changes in operating assets and liabilities:
Receivables	2,402,604	2,367,647	(3,039,879)
Prepaid expenses and supplies	110,184	(79,749)	(92,924)
Accounts payable, accrued expenses, income taxes payable, and other liabilities	(553,730)	737,182	(36,884)
Net investment in direct financing leases	1,175,641	3,234,652	3,651,121
Other assets	—	—	(25,020)

Net cash provided by operating activities	3,446,385	5,879,118	2,525,822

Investing activities
Purchases of property and equipment	(196,392)	(433,106)	(32,112,256)
Net increase in restricted cash	(8,467)	(10,770)	(25,832)
Investment in outside driver training facility	—	—	(37,550)
Proceeds from sales of marketable securities	—	4,762	371,669
Proceeds from equipment sales	1,236,639	4,104,434	21,921,095

Net cash provided by (used in) investing activities	1,031,780	3,665,320	(9,882,874)

Financing activities
Proceeds from long-term borrowings	—	246,437	31,227,405
Principal payments on long-term debt and capital lease obligations	(10,135,849)	(15,184,007)	(25,205,565)
Proceeds from line of credit	34,845,818	—	—
Principal payments on line of credit	(31,744,267)	—	—

Net cash provided by (used in) financing activities	(7,034,298)	(14,937,570)	6,021,840

Decrease in cash and cash equivalents	(2,556,133)	(5,393,132)	(1,332,212)
Cash and cash equivalents at beginning of year	2,958,450	8,351,582	9,683,794

Cash and cash equivalents at end of year	$402,317	$2,958,450	$8,351,582

See accompanying notes.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2002 and 2001

1.    Nature of Operations and Summary of Significant Accounting Policies

Consolidation and Business—The consolidated financial statements include the accounts of Cannon Express, Inc. (the "Company") and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company operates as an irregular route, truckload carrier.

Future Operations—The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has experienced increasing net losses before income taxes of approximately $12.5 million, $8.4 million and $1.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $11.5 million, which includes approximately $16.8 million in current debt obligations coming due in fiscal year 2003.

As of October 15, the Company has not made its September debt payments. Although the Company is currently attempting to renegotiate terms that are more favorable to the Company, there is no guarantee that management will be successful.

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

The Company is currently implementing a plan, which management believes will significantly improve its operating efficiencies over the next fiscal year. The Company has retained the services of CFOex, a transportation management consulting firm, having significant experience in the transportation industry, to improve its financial position. CFOex, as of August 19, 2002 will assume complete responsibility for the operation of the Company. CFOex is currently implementing a plan designed to reduce the Company's expenses and to increase its revenue per mile. The Company is negotiating with its lenders and some of its vendors to extend the terms of certain obligations in order to improve the Company's financial position in the near term and has identified cost-cutting measures to eliminate unnecessary overhead. Future plans will include an increased emphasis on identifying and targeting those lanes which are profitable for the Company and to eliminating those lanes which do not fit the Company's marketing philosophy.

The Company has also identified certain unencumbered assets for disposition. These assets include real estate, an airplane, and other miscellaneous assets.

There is no assurance that the Company will be able to improve its operating ratios or that the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due in fiscal 2003 or to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.

Property and Equipment—Property and equipment are recorded at cost. For financial reporting purposes, the cost of such property is depreciated using the straight-line method. For tax reporting purposes, accelerated cost recovery methods are used. Gains on sales of revenue equipment are recognized in the period realized as a reduction to depreciation expense. Tires purchased with revenue equipment have been capitalized as a part of the cost of such equipment; however, replacement tires are expensed when placed in service. The estimated useful life of revenue equipment is 3 to 7 years, and the estimated useful life of service, office and other equipment is 5 to 7 years.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS supersedes FASB Statement No. 121 but retains Statement 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash flows are less than the carrying value of such assets.

The Company has determined that the value of certain revenue assets was overstated at June 30, 2002. A study was done to identify the Company's profitable freight lanes and to determine the volume of freight which could be moved in those lanes. The study indicated that the Company could reasonably expect volumes in these profitable lanes to support a fleet size of approximately 550 - 600 trucks. The Company then began to identify certain trucks and trailers which could be sold in order to decrease the Company's fleet size to 550 trucks. A decision was made to decrease the fleet size initially by 96 trucks and 200 trailers. The Company hired an independent third party to assign values to these trucks and trailers based on their expertise in the market-place. After reviewing the results of the appraisal, the Company determined that it would likely be able to realize the "Orderly Liquidation Value" for these assets. Orderly Liquidation Value was defined by the appraiser as "The price at which the property would change hands when there is a financial situation existing at the time of the sale so as to require the sale in an orderly time frame, and all parties having reasonable knowledge of relevant facts." These 96 trucks and 200 trailers are identified on the Company's June 30, 2002 Balance Sheet as "Revenue equipment held for sale." A "Loss on impaired assets" was recognized as of June 30, 2002 in the amount of $.8 million related to these assets. The Company expects to complete the sale of these assets in the second fiscal quarter of 2003.

Additionally, since the Company has determined that its current freight volumes would only support a fleet of 550 - 600 trucks, a second group of 100 trucks and 200 trailers has been identified which may be sold in the future. The Company will continue to operate these assets and will continue to recognize depreciation expense related to their operation. The Company has recognized an additional "Loss on impaired assets" in the amount of $1.7 million relating to these assets. These assets may be sold in the future, or, alternatively, retained in the Company's fleet if efforts to increase freight volumes are successful. The Company will determine, in the near future, whether or not these assets will be sold.

Income Taxes—Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Revenue Recognition—The Company recognizes revenue and related direct expenses when freight is delivered.

Comprehensive Income—The Company accounts for comprehensive income under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components.

Earnings Per Share—The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, effective June 30, 1998, and all earnings per share amounts disclosed herein have been calculated under the provisions of SFAS No. 128. Basic earnings per share is computed based on the weighted average number of shares outstanding during the year, while diluted earnings per share is based on the weighted average number of shares adjusted to include common stock equivalents attributable to dilutive warrants and stock options.

The Company accounts for earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. In computing diluted earnings per share, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported or the exercise price of the convertible securities exceeds the market price. As the exercise price of all potentially dilutive financial instruments was less than the market price at June 30, 2002, and the Company incurred a loss from continuing operations for the year ended June 30, 2002, basic earnings per share and diluted earnings per share were computed in the same manner. Although such financial instruments were not included due to being antidilutive, the Company does have 15,500 shares of potentially dilutive financial instruments in the form of options at June 30, 2002.

Insurance—The Company was self-insured up to certain limits for workers' compensation, cargo loss and damage, and certain property damage and liability claims until June 30, 2002. Provision has been made for the estimated liabilities for claims incurred, including liabilities for claims incurred but not reported. The amount of actual losses incurred could differ materially from the estimates reflected in these financial statements.

The Company's insurance activities are secured by $2,600,000 in letters of credit. Restricted cash of $2,426,153 and $2,417,686 at June 30, 2002 and 2001, respectively, represents certificates of deposit held as collateral for these letters of credit.

The Company, on July 1, 2002 secured a new policy for its property damage and liability insurance. This new policy limits the Company's responsibility to $500 for any accident and does not require a letter of credit for deductible amounts.

Cash Equivalents—The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Marketable Equity Securities—Noncurrent marketable equity securities for which the Company has no immediate plan to sell are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders'equity.

Realized gains and losses, based on the specifically identified cost of the security, are included in net income.

The amortized cost and approximate fair values of noncurrent marketable equity securities classified as available-for-sale are as follows:

	June 30,
	2002	2001
Cost	$2,529	$344,099
Unrealized losses	(1,549)	(1,549)

Fair value	$980	$342,550

Proceeds from sales of available-for-sale equity securities were $0, $4,762 and $371,669 for 2002, 2001 and 2000, respectively. Resultant gross losses of $(341,570), $(5,104) and $(99,715) were recognized and included in net income for 2002, 2001 and 2000, respectively. The Company's available-for-sale equity securities were recorded at their market value as of June 30, 2002, 2001 and 2000.

Deferred income taxes (Note 3) related to the net change in unrealized appreciation (depreciation) on available-for-sale securities, shown in stockholders' equity, were approximately $(1,549), $(2,097) and $72,262 for 2002, 2001 and 2000, respectively.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification—Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 and 2002 financial statement presentation. These reclassifications had no effect on net income.

2.    Long-term Debt

	June 30,
	2002	2001
Equipment notes(1)	$13,254,824	$20,843,065
Capital lease obligations(2)	28,202,118	33,965,724
Equipment notes(3)	2,887,512	—
Capital lease obligations(4)	380,342	—
Line of credit(5)	3,049,695	—

	47,774,491	54,808,789
Less current portion(6)	47,774,491	15,969,109

	$—	$38,839,680

(1)
Represents loans on revenue equipment, payable in various installments through 2004 with a weighted average interest rate of 7.1%. Revenue equipment, having a book value of approximately $13,895,000 at June 30, 2002, is pledged as collateral. The carrying amount of equipment notes payable approximates fair value at June 30, 2002.

(2)
Capital lease obligations are for revenue equipment with an aggregate net book value of approximately $26,079,000 at June 30, 2002. The leases have a weighted average interest rate of 6.7%. The leases extend from three to seven years and contain renewal or fixed price purchase options. The lease agreements require the Company to pay property taxes, maintenance and operating expenses.

(3)
Represents loans on equipment held for sale with a weighted average interest rate of 7.1%. The equipment has a net book value (after write-down) of $2,695,600.

(4)
Capital lease obligations for equipment held for sale with an aggregate net book value of $0 at June 30, 2002.

(5)
The Company has a $6 million working capital line of credit that is collateralized by qualifying accounts receivables. This line of credit is limited to 50% of eligible receivables while the Company's Net Worth is less than $6 million, increasing to 75% when the Tangible Net Worth is greater than $10 million. The Company pays a monthly fee of 1% over prime rate, subject to floor of 6%, for balances outstanding against this line. There are no monthly minimum fees. The Company had $3,049,695 outstanding and $0 available on this line of credit at June 30, 2002. The line of credit maturity date is February 2005.

  Revenue equipment having an original cost of approximately $1.65 million and leased to owner operators per direct financing leases described in (Note 5) are pledged as collateral in part against both the equipment notes and capital lease obligations.

(6)
Subsequent to year-end the Company was not in compliance with debt covenants as the Company has not made its September payments in accordance with the terms of the loan agreements. Management is currently renegotiating terms that would be more favorable to the Company, however, there is no guarantee that management will be successful. The Company's long-term debt is classified on the Balance sheet as a current liability while the Company is not in compliance with these terms. Under the terms of the original agreements, approximately $30.9 million would be classified as long-term debt.

Annual maturities of long-term debt, in accordance with the original terms of the respective agreements, excluding capital lease obligations (Note 6) at June 30, 2002, are:

2003	$6,627,564
2004	2,610,533
2005	6,105,309
2006	3,035,803
2007	812,822

$19,192,031

3.    Federal and State Income Taxes

A reconciliation between the effective income tax rate and the statutory federal income tax rate is presented in the following table:

	Years ended June 30,
	2002	2001	2000
Income taxes at the statutory federal rate of 34%	$(4,265,000)	$(2,871,000)	$(596,000)
Federal income tax effects of:
Equipment leasing transactions	(354,500)	(1,074,000)	(1,660,000)
Other	125,529	69,029	50,000
Increase in valuation allowance	4,847,000	3,087,000	—
State income taxes	(693,000)	(353,000)	(69,000)

	$(339,971)	$(1,141,971)	$(2,275,000)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2002	2001
Deferred tax assets:
Revenue equipment leases	$10,880,000	$13,005,000
Self-insurance accruals	1,321,000	1,355,000
Net operating loss carryforwards	11,639,000	7,558,000
Allowance/valuation reserves	437,000	414,000
Revenue recognition	0	28,000

Total deferred income tax assets	24,277,000	22,360,000
Deferred tax liabilities:
Depreciation	15,843,000	16,998,000
Net investment in direct financing leases	239,000	2,057,000
Prepaids and other	261,000	218,000

Total deferred income tax liabilities	16,343,000	19,273,000
Net deferred tax asset (liability)	7,934,000	3,087,000
Valuation allowance for deferred tax assets	(7,934,000)	(3,087,000)

Net deferred taxes	$—	$—

SFAS 109, "Accounting for Income Taxes," requires deferred tax assets to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the Company has generated net operating losses for the last few years and there is no assurance of future income, a valuation allowance of $7,934,000 has been established at June 30, 2002, to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the need for such valuation allowance in the future.

On June 30, 2002, the Company had Federal and State NOL tax carryforwards, which expire as follows:

2003	$874,000
2006	742,000
2013	703,000
2019	705,000
2020	255,000
2021	11,000,000
2022	10,500,000

The Company, in fiscal 1995, entered into a leasing transaction, which was accounted for on a consolidated financial reporting basis as a sale/leaseback transaction. For income tax reporting purposes, the Company recognized a benefit in fiscal 1995, 1996, 1997, 1998 and 1999. This benefit is being recognized in the Company's consolidated financial statements as a reduction in current provision for income taxes upon the expiration of the statutory period. Approximately $354,000, $1.5 million and $1.7 million of this benefit was recognized in the Company's consolidated financial statements for the years ended June 30, 2002, 2001, and 2000, respectively.

Beginning in 1999 and continuing through the first quarter of fiscal 2002, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995. The Company took a position on its 1995 and later tax returns, which the Company believed might be challenged by the Internal Revenue Service (IRS). The Company initially did not recognize any tax benefit for financial reporting purposes. In December 2001, the Company received a Notice of Proposed Deficiency from the IRS related to years ending June 30, 1994 through 1999. The Company is appealing the proposed tax deficiency with the Appeals Section of the IRS. Management believes its position on the material issues will be up-held in appeal and that the ultimate outcome will not have a material adverse impact on the Company's financial position or results of operations. However, the Company will not recognize any current income tax credits until the appeal process is concluded.

4.    Common Stock

Stock Options—The Company has reserved 1,000,000 shares of common stock for issuance under the Company's Incentive Stock Option Plan. Options are granted for five to ten year terms and are exercisable in cumulative increments of 10 to 20% annually, commencing one year after the date of grant, except for certain options which vest 100% after five years from the date of grant.

Additionally, from time to time, the Company issues stock options to non-employee directors and a consultant. At June 30, 2002, there were no common stock options outstanding for non-employee directors. These options have been included in the following summary information.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option plan. There were no options granted during fiscal year 2002, 2001, and 2000. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the effect on the Company's net income and earnings per share would not be materially different from amounts reported.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 50.6%; risk-free interest rate of 6.25%; and expected lives range from 7 to 10 years.

Option transactions are summarized as follows (adjusted for all stock distributions, redemptions and splits):

	2002		2001		2000
	Options	Wt Avg Exercise Price	Options	Wt Avg Exercise Price	Options	Wt Avg Exercise Price
Outstanding at July 1	97,504	$6.22	104,504	$6.27	139,197	$5.47
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Canceled	(82,004)	$6.08	(7,000)	7.00	(34,693)	3.04

Outstanding at June 30	15,500	$7.00	97,504	$6.22	104,504	$6.27

Weighted average remaining life	4.72 years
Exercisable at June 30	11,071		84,861		84,647
Weighted average price	$7.00		$6.17		$6.18
Price range at June 30	$5.33 to $7.59		$5.33 to $7.59		$5.33 to $7.59

Earnings Per Share

	June 30,
	2002	2001	2000
Average shares outstanding	3,205,276	3,205,276	3,207,072
Net effect of dilutive stock options	—	—	—

Basic and diluted shares outstanding	3,205,276	3,205,276	3,207,072

Net income (loss) for the period	$(12,204,505)	$(7,303,442)	$520,501
Basic and diluted earnings (loss) per share	$(3.81)	$(2.28)	$0.16

5.    Net Investment in Direct Financing Leases

The Company's net investment in direct financing leases consists of the leasing of transportation equipment acquired by a subsidiary of the Company to drivers. Terms of the direct financing leases range from 156 to 182 weeks with weekly lease payments of $450 to $550. There were 23 and 110 direct financing leases in effect as of June 30, 2002 and 2001, respectively. Revenue equipment that relates to leases that has been cancelled during the year was transferred to fixed assets. The following lists the components of the net investment in direct financing leases:

	June 30,
	2002	2001
Total minimum lease payments to be received	$699,493	$6,151,061
Less unearned revenue	74,154	779,223

Net investment in direct financing leases	$625,339	$5,371,838
Less current portion	559,000	2,678,000

Net investment in direct financing leases, less current portion	$66,339	$2,693,838

The future minimum lease payments under direct financing leases at June 30, 2002, consisted of the following:

2003	$559,000
2004	140,493

Total minimum lease payments	$699,493

6.    Leases and Commitments

The future minimum payments under capital leases at June 30, 2002, consisted of the following:

2003	$11,465,087
2004	12,751,344
2005	4,355,632
2006	2,766,682

Total minimum lease payments	31,338,745
Amounts representing interest	2,756,285

Present value of net minimum lease payments included in long-term debt ($9,884,343 due in 2003) (Note 2)	$28,582,460

Assets held under capital leases are included in property, plant and equipment as follows:

	June 30,
	2002	2001
Revenue equipment	$41,250,497	$39,115,760
Accumulated depreciation	10,672,023	9,855,984

	$30,578,474	$29,259,776

The Company incurred no capital lease obligations during 2002 or 2001.

Capital lease amortization is included in depreciation expense.

7.    Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on the Company's financial position. Additionally, a decision has been rendered against the Company by the

Equal Employment Opportunity Commission ("EEOC") for unlawful hiring practices regarding pre-employment questions about medical issues. The Company believed it was required by Department of Transportation regulations to ask these questions. The Company has entered into a settlement agreement with the EEOC which requires the Company to pay certain individuals who may have been discriminated against a fee and/or be offered employment with the Company. The Company accrued $250,000 for these payments and associated legal fees during fiscal year 2001. Management believes that settlement of this charge will not have a material adverse effect on the financial position of the Company. In 2002 approximately $68,000 was paid out in connection with this decision.

8.    Related Party Transactions

The Company leases a facility from the majority stockholders of the Company. The lease provides for monthly rental payments of $6,000. Rent totaled $54,000, $63,000 and $36,000 for fiscal years 2002, 2001 and 2000, respectively. The Company pays all insurance, taxes, and maintenance costs with respect to the facility. The lease is cancelable by the Company on 30 days notice.

9.    Concentration of Business and Credit Risk

The Company provides services to customers throughout the United States, Mexico and Canada. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have not been significant.

        One unaffiliated customer accounted for approximately 8%, 15%, and 18% of revenue for fiscal 2002, 2001, and 2000, respectively. Accounts receivable as of June 30 for this customer totaled approximately $452,000 and $1,235,000 for 2002 and 2001. No other customer accounted for more than 10% of the Company's revenue.

10.  Profit-Sharing Plan

The Company has a profit-sharing plan covering all employees who have been employed a minimum of one year and attained the age of twenty-one. The Company's contributions to the plan are determined annually by the Board of Directors. Contributions are limited to 10% of total compensation paid to participants during the plan year. Participant interests are 100% vested after completion of three years of service. No contributions were made to the plan in 2002, 2001, or 2000.

11.  Supplemental Disclosures of Cash Flow Information

	June 30,
	2002	2001	2000
Interest paid	3,109,117	4,601,000	1,683,000
Income taxes paid	—	29,000	63,000
Non-cash investing and financing activities:
Decrease in direct financing leases	3,570,858	8,312,017	—
Debt incurred due to investment in direct financing leases	—	—	20,863,301

12.  Subsequent events

Effective August 19, 2002, Cannon Express, Inc. announced that CFOex, Inc. would assume day-to-day management responsibilities of the Company, including the responsibilities of the Chief Executive Officer and the Chief Operating Officer of the Company. Dean G. Cannon resigned his position as President and Chief Executive Officer, and Rose Marie Cannon resigned her position as Secretary and Treasurer of the Company. Dean Cannon will continue to serve as the Chairman of the Board of

Directors and Mrs. Cannon will remain as a director of the Company. CFOex will report to the Company's Board of Directors.

In addition to daily management responsibilities, CFOex will pursue financial and strategic alternatives for the benefit of its shareholders. CFOex is composed of former chief financial officers and senior executives from some of the most successful public and private trucking companies in the country and provides financial services exclusively to the transportation industry. CFOex extends financial advisory, merger & acquisition structuring, and capital funding services.

Bruce Jones serves as the Interim Chief Executive Officer of the Company. Mr. Jones is the founder and President of CFOex. Prior to CFOex, he served as the Managing Director of a transportation merger and acquisition firm. Associated with the transportation industry since 1976, Bruce is the former CFO of two publicly traded truckload carriers including J. B. Hunt Transport Services. He was the Corporate Controller & Treasurer of Schneider National, has served on numerous Boards of Directors and spoken at industry meetings on the topics of finance, business valuations and M&A transactions.

Calvin Turner serves as the Interim Chief Operating Officer of the Company. Mr. Turner brings considerable experience from the small to middle market sector of the industry. Cal served as Executive Vice President of Alabama Motor Express and President of Summerford Truck Lines. He has led several entrepreneurial companies through successful acquisitions and divestitures. He has extensive experience with "entrepreneurial owners" and the financial decisions they must make. Cal is also former Chairman of the Alabama Truck Association.

James T. Schnoes serves as Interim Treasurer for the Company. Mr. Schnoes previously served as the Chief Financial Officer of Clicklogistics, a logistics technology and logistics management services company based in Billerica, Massachusetts, and the Chief Financial Officer of Charger, Inc. a flatbed motor carrier based in Springdale, Arkansas. His prior motor carrier managerial experience was as Senior Vice President, Finance and Treasurer for J.B. Hunt Transport of Lowell, Arkansas. Prior to that time, his career was in commercial banking with the Transportation Division of The First National Bank of Chicago as a specialist in transportation lending.

Duane Wormington continues to serve as CFO and was appointed Secretary for the Company.

Cannon Express, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13.  Quarterly Results of Operations (Unaudited)

	Fiscal 2002
	September 30	December 31	March 31	June 30
Operating revenue	$21,725,631	$19,774,737	$18,527,847	$19,048,916
Operating expenses and costs	23,224,376	21,567,580	20,162,089	23,290,882

Operating loss	(1,498,745)	(1,792,843)	(1,634,242)	(4,241,966)
Other income (expense), net	7,359	17,362	13,556	(305,840)
Interest expense	911,738	738,313	752,979	706,088

Income (loss) before income taxes	(2,403,124)	(2,513,794)	(2,373,665)	(5,253,894)
Income taxes	(339,971)	0	0	0

Net loss	$(2,063,153)	$(2,513,794)	$(2,373,665)	$(5,253,894)

Basic and diluted earnings (loss) per share	$(0.64)	$(0.78)	$(0.74)	$(1.64)

Average shares and share equivalents outstanding (basic and diluted)	3,205,276	3,205,276	3,205,276	3,205,276

	Fiscal 2001
	September 30	December 31	March 31	June 30
Operating revenue	$22,615,464	$20,460,341	$20,850,239	$21,869,351
Operating expenses and costs	23,645,889	22,013,073	21,741,888	22,529,629

Operating loss	(1,030,425)	(1,552,732)	(891,649)	(660,278)
Other income (expense), net	105,079	118,242	80,500	44,334
Interest expense	1,275,992	1,229,753	1,106,128	1,046,611

Income (loss) before income taxes	(2,201,338)	(2,664,243)	(1,917,277)	(1,662,555)
Income taxes	(1,134,500)	(1,409,500)	(1,121,500)	2,523,529

Net loss	$(1,066,838)	$(1,254,743)	$(795,777)	$(4,186,084)

Basic and diluted earnings (loss) per share	$(0.33)	$(0.39)	$(0.25)	$(1.31)

Average shares and share equivalents outstanding (basic and diluted)	3,205,276	3,205,276	3,205,276	3,205,276

Cannon Express, Inc. and Subsidiaries

Schedule II
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E		Column F
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts Describe	Deductions- Describe		Balance at End of Period
Year ended June 30, 2002:
Deducted from asset accounts:
Reserve for doubtful trade receivables	$542,618	$75,000	—	$222,538	(A)	$395,080

Insurance reserves	$3,539,724	$367,561	—	$313,201	(B)	$3,594,084

Year ended June 30, 2001:
Deducted from asset accounts:
Reserve for doubtful trade receivables	$267,405	$275,213	—	$—	(A)	$542,618

Insurance reserves	$3,666,103	$161,612	—	$287,991	(B)	$3,539,724

Year ended June 30, 2000:
Deducted from asset accounts:
Reserve for doubtful trade receivables	$199,579	$75,000	—	$7,174	(A)	$267,405

Insurance reserves	$3,295,528	$949,996	—	$579,421	(B)	$3,666,103

(A)
Uncollectible accounts written off, net of recoveries

(B)
Actual claims paid, net of refunds

Shareholder Information

Form 10-K Availability

A copy of the 2002 Form 10-K filed with the Securities and Exchange Commission will be forwarded, upon request, to any shareholder. Requests should be directed to:

      President
      Cannon Express, Inc.
      P.O. Box 364
      Springdale, Arkansas 72765

Transfer Agent and Registrar

Continental Stock Transfer
    and Trust Company
2 Broadway, 19th Floor
New York, New York 10004

Stock Listing

American Stock Exchange
Symbol:
        AB

Independent Auditors

Tullius Taylor Sartain & Sartain, LLP
Fayetteville, Arkansas

Communications Directory

Corporate Offices: Cannon Express, Inc., 1457 E. Robinson, Springdale, Arkansas 72764.
Mailing Address: Post Office Box 364, Springdale, Arkansas 72765.
Telephone: (479) 751-9209.

QuickLinks

Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  RESULTS OF OPERATIONS
  Item 7a. Quantitative and Qualitative Disclosure about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
Part IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
  SIGNATURES
  FORM 10-K-ITEM 8, ITEM 14(a)(1) AND (2) CANNON EXPRESS, INC., AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
INDEPENDENT AUDITORS' REPORT
Cannon Express, Inc. and Subsidiaries Consolidated Balance Sheets
Cannon Express, Inc. and Subsidiaries Consolidated Balance Sheets (Continued)
Cannon Express, Inc. and Subsidiaries Consolidated Statements of Operations
Cannon Express, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity
Cannon Express, Inc. and Subsidiaries Consolidated Statements of Cash Flows
Cannon Express, Inc. and Subsidiaries Notes to Consolidated Financial Statements June 30, 2002 and 2001
Cannon Express, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Schedule II Valuation and Qualifying Accounts