Form 10-Q
period 2002-09-30
CANNON EXPRESS INC
filed 2002-11-14
CIK 801558

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-16386

CANNON EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0650141 (I.R.S. Employer Identification No.)
1457 Robinson P.O. Box 364 Springdale, Arkansas (Address of principal executive offices)	72765 (Zip Code)

        Registrant's telephone number, including area code: (479) 751-9209

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of $.01 par value common stock outstanding at October 31, 2002: 3,205,276

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES

*No information submitted under this caption.

PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30 2002	June 30 2002
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$281,512	$402,317
Receivables, net of allowance for doubtful accounts (September 30, 2002-$412,838; June 30, 2002-$395,080)
Trade	8,929,470	8,470,387
Other	161,573	238,351
Current portion of net investment in direct financing leases	367,417	559,000
Prepaid expenses and supplies	1,752,536	1,592,832
Revenue equipment held for sale	2,695,600	2,695,600

Total current assets	14,188,108	13,958,487

Property and equipment:
Land, buildings and improvements	1,376,193	1,376,193
Revenue equipment	63,999,212	64,049,192
Service, office and other equipment	3,119,598	3,119,598

	68,495,003	68,544,983
Less allowances for depreciation	31,442,465	29,394,809

	37,052,538	39,150,174

Other assets:
Restricted cash	511,908	2,426,153
Net investment in direct financing leases, less current portion	—	66,339
Other	135,568	135,568

Total other assets	647,476	2,628,060

	$51,888,122	$55,736,721

Note: The balance sheet at June 30, 2002 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	September 30 2002	June 30 2002
	(Unaudited)	(Note)
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$2,543,239	$1,693,076
Accrued expenses:
Insurance reserves	3,500,882	3,594,084
Other	1,704,865	1,566,562
Federal and state income taxes payable	1,803,498	1,807,312
Notes & Capital leases payable	46,171,023	47,774,491

Total current liabilities	55,723,507	56,435,525

Stockholders' deficit:
Common stock: $.01 par value; authorized 10,000,000 shares; issued 3,265,401 shares	32,654	32,654
Additional paid-in capital	3,747,575	3,747,575
Accumulated deficit	(7,414,397)	(4,277,816)
Accumulated other comprehensive income, net of income taxes	(953)	(953)

	(3,635,121)	(498,540)
Less treasury stock, at cost (60,125 shares)	200,264	200,264

	(3,835,385)	(698,804)

	$51,888,122	$55,736,721

Note: The balance sheet at June 30, 2002 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30
	2002	2001
	(Unaudited)
Operating revenue	$18,834,830	$21,725,631
Operating expenses and costs:
Salaries, wages and fringe benefits	7,053,220	7,321,483
Operating supplies and expense	7,089,225	7,274,344
Operating taxes and licenses	1,030,893	1,037,224
Insurance and claims	2,214,690	990,305
Depreciation and amortization	2,186,649	2,210,989
Rents and purchased transportation	916,026	3,762,721
Other	710,195	627,310

	21,200,898	23,224,376

Operating loss	(2,366,068)	(1,498,745)
Other income (expense):
Interest expense	(794,384)	(911,738)
Other income	23,871	7,359

	(770,513)	(904,379)

Loss before income taxes	(3,136,581)	(2,403,124)
Federal and state income taxes:
Current (Benefit)	—	(339,971)

	—	(339,971)

Net loss	$(3,136,581)	$(2,063,153)

Basic and diluted loss per share	$(0.98)	$(0.64)

Basic and diluted shares outstanding	3,205,276	3,205,276

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended September 30
	2002	2001
	(Unaudited)
Operating activities
Net loss	$(3,136,581)	$(2,063,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,180,785	2,454,289
Provision for losses on accounts receivable	17,758	30,000
(Gain)loss on disposal of equipment	5,864	(243,299)
Loss on sale of marketable securities	—	25,000
Changes in operating assets and liabilities:
Accounts receivable	(400,062)	398,094
Prepaid expenses and supplies	(159,704)	388,275
Accounts payable, accrued expenses, taxes payable, and other liabilities	891,451	(426,118)
Net investment in direct financing leases	124,791	458,834

Net cash provided (used in) operating activities	(475,698)	1,021,922

Investing activities
Purchases of property and equipment	—	(29,800)
Net (increase)decrease in restricted cash	1,914,245	(5,812)
Proceeds from equipment sales	44,116	956,300

Net cash provided by investing activities	1,958,361	920,688

Financing activities
Principal payments on notes and capital lease obligations	(1,522,128)	(3,327,117)
Proceeds from line of credit	17,233,475	—
Principal payments on line of credit	(17,314,815)	—

Net cash used in financing activities	(1,603,468)	(3,327,117)

Decrease in cash and cash equivalents	(120,805)	(1,384,507)
Cash and cash equivalents at beginning of period	402,317	2,958,450

Cash and cash equivalents at end of period	$281,512	$1,573,943

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1 and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the Company's consolidated financial statements and notes thereto included in its Form 1 for the fiscal year ended June 30, 2002.

Note B—Future Operations

        The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had increasing net losses before income taxes from approximately $2.4 million to $3.1 million for the quarters ended September 30, 2001 and 2002, respectively. In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also had a working capital deficit of approximately $41.5 million at September 30, 2002, which includes approximately $46 million in current debt obligations which are listed as a current liability on the balance sheet. Approximately $26.3 million was reclassed to current maturities from long-term maturities as the Company was late in making its September payments and has not made October payments as of November 7.

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

        The Company has retained the services of CFOex, a transportation management consulting firm, having significant experience in the transportation industry, to improve its financial position. CFOex, as of August 19, 2002 assumed responsibility for the operation of the Company. CFOex is implementing a plan designed to reduce the Company's expenses and to increase its revenue per mile. The Company is negotiating with its lenders and its key vendors to extend the terms of certain obligations in order to improve the Company's financial position and has identified cost-cutting measures to eliminate unnecessary overhead. Future plans will include an increased emphasis on targeting those lanes which are profitable for the Company and to eliminating lanes which do not fit the Company's marketing plan.

        The Company, as of November 1, 2002, has replaced its previous 11iability insurance policy with a new policy estimated to save approximately $2.8 million per year. The Company has also identified certain unencumbered assets for disposition. These assets include real estate, an airplane, and other miscellaneous assets. The Company is also negotiating to sell other equipment which has not been utilized due to a lack of freight and/or a lack of drivers. This equipment will be sold and the proceeds used to reduce debt.

        There is no assurance that the Company will be able to improve its operating ratios or that the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due in fiscal 2003 or to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.

Note C—Supplemental Disclosures of Cash Flow Information

	Three Months Ended September 30
	2002	2001
	(Unaudited)
Interest paid	$794,384	$857,667

Non-cash investing and financing activities:
Decrease in direct financing leases	$133,130	$1,333,409

Note D—Reclassification

        Certain reclassifications have been made to the September 30, 2001 financial statements to conform to the September 30, 2002 financial statement presentation. These reclassifications had no effect on net income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—First Quarter

        Operating revenue for the first quarter of fiscal 2003 (ended September 30, 2002) was $18,834,830 compared to $21,725,631 for the first quarter of fiscal 2002, a decrease of $2,890,801 or 13.3% for the period. At September 30, 2002, the Company's fleet consisted of 776 trucks and 1,432 trailers, while on September 30, 2001, the Company's fleet consisted of 777 trucks and 1,506 trailers. The Company discontinued its logistics and intermodal operations in the fourth quarter of fiscal 2002. The Company's revenue equipment continued to be under-utilized due to a combination of weak freight demand and a shortage of qualified drivers. The Company plans to decrease its fleet by approximately 200 trucks and 315 trailers in order to increase the utilization and profitability of its equipment.

        Salaries, wages, and fringe benefits, made up primarily of drivers' wages, decreased to $7,053,220 or 37.4% of revenue in the quarter ended September 30, 2002 from $7,321,483 or 33.7% of revenue in the quarter ended September 30, 2001. The Company continued to experience turnover in its lease program, contributing to a decrease in Rents and purchased transportation of $2,846,695 or 75.7%. Seventy-nine trucks which were leased on September 30, 2001, were converted to Company trucks during the following 12 month period, leaving a total of 19 trucks in the lease program as of September 30, 2002.

        Operating supplies and expenses, as a percentage of revenue, decreased to $7,089,225 or 37.7% of revenue in the first quarter of fiscal 2003 from $7,274,344 or 33.5% of revenue in the comparable period of fiscal 2002. Although the average cost per gallon of fuel was approximately 4.5 cents lower than in the comparable period of fiscal 2002, fuel costs increased operating expense by approximately $177,000, due primarily to the increase in Company trucks. Historically, increases in fuel costs have been passed through to most of the Company's customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Although the Company has currently implemented fuel surcharges for certain of its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company's customers. The Company is typically not able to collect fuel surcharges from freight brokers and logistics providers, although a significant portion of the Company's freight is obtained through these sources. Future cost increases or shortages of fuel could affect the Company's future profitability. Operating taxes and licenses increased to 5.47% of revenue in the first quarter of fiscal 2003 from 4.77% of revenue in the first quarter of fiscal 2002 due to the Company's decreased use of owner-operators.

        Insurance and claims increased to $2,214,690 or 11.8% of revenue in the first quarter of fiscal 2003 from $990,305 or 4.6% of revenue in the first quarter of fiscal 2002. The increase of $1,224,385 was due to higher premium costs for insurance as of July 1, 2002. The Company, as of November 1, 2002, has replaced its previous coverage with a policy estimated to save approximately $2.8 million per year. Depreciation and amortization expense decreased by $24,340 in the first quarter of fiscal 2003 when compared to the same period of fiscal 2002. Other expenses increased to $710,195 or 3.8% of revenue in the first quarter of fiscal 2003 from $627,310 or 2.9% of revenue in the first quarter of fiscal 2002,due primarily to the Company's decreased dependency on owner-operators.

        Operating revenue for the first quarter of 2003 decreased by $2,890,801, or 13.3%, over the comparable period of fiscal 2002, and operating expenses decreased by $2,023,478 or 8.7%. Accordingly, the Company's operating ratio increased to 112.6% in the first fiscal quarter of 2003 from 106.9% in the same period of fiscal 2002.

        Interest expense remained consistent at 4.2% of revenue in the both the first quarter of fiscal 2003 and the first quarter of fiscal 2002.

        Net loss for the first quarter of fiscal 2003 was ($3,136,581) ($.98 loss per diluted share) compared to net loss of ($2,063,153) ($.64 loss per diluted share) during the comparable period of fiscal 2002, an increased loss of $1,073,428 for the period.

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

        Operating activities used cash of $0.5 million for the first three months of fiscal 2003 compared to cash provided of $1.0 million for the same period of fiscal 2002. Cash flows from operations in the first quarter of fiscal 2003 were the result of $3.1 million in net loss, $2.2 million in depreciation and $0.6 million provided by accounts receivable and other assets. Investing activities provided net cash of $2.0 million during the first three months of fiscal 2003 compared to $0.9 million net cash provided in the same period of fiscal 2002. Financing activities used net cash of $1.6 million during the first quarter of fiscal 2003 compared to $3.3 million cash used in the first quarter of fiscal 2002.

        The Company's working capital deficit decreased by $1.0 million to a deficit of $41.5 million at September 30, 2002 from a deficit of $42.5 million at June 30, 2002. Historically, working capital needs have been met from cash generated from operations. The Company has a $6 million working capital line of credit which is limited to 50% of eligible receivables due to restrictions on the Company's net worth. Management believes that the Company's working capital needs may be met upon successful implementation of management's plans and the restructuring of the Company's long-term debt.

        Like other truckload carriers, the Company experiences significant driver turnover. The Company experienced a shortage of qualified drivers during the quarter ended September 30, 2002. Management anticipates that competition for qualified drivers will continue. The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company's minimum requirements; however, no assurance can be made that the Company will not experience a shortage of drivers in the future.

        During the first quarter of fiscal 2003, the Company sold 11 of its trailers resulting in a loss of $5,864. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments. The Company currently owns and operates 1,090 of the 53 foot trailers and 342 of the 48 foot trailers.

Future Operations

        The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had increasing net losses before income taxes from approximately $2.4 million to $3.1 million for the quarters ended September 30, 2001 and 2002, respectively. In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also had a working capital deficit of approximately $41.5 million at September 30, 2002, which includes approximately $26.3 million in debt obligations which would be classified as a long-term liability on the Company's balance sheet if the Company had made timely payments on these obligations. The Company, as of November 7, 2002 had not made its October payments.

        The Company is currently implementing a plan, which management believes will significantly improve its operating efficiencies over the next fiscal year. The Company has retained the services of CFOex, a transportation management consulting firm, having significant experience in the transportation industry, to improve its financial position. CFOex, as of August 19, 2002 assumed complete responsibility for the operation of the Company. CFOex is currently implementing a plan designed to reduce the Company's expenses and to increase its revenue per mile. The Company is negotiating with its lenders and some of its vendors to extend the terms of certain obligations in order to improve the Company's financial position in the near term and has identified cost-cutting measures to eliminate unnecessary overhead. Future plans will include an increased emphasis on targeting those lanes which are profitable for the Company and to eliminating lanes which do not fit the Company's marketing plan.

        The Company has also identified certain unencumbered assets for disposition. These assets include real estate, an airplane, and other miscellaneous assets. The Company is also negotiating to sell other equipment which has not been utilized due to a lack of freight and/or a lack of drivers. This equipment will be sold and the proceeds used to reduce debt.

        There is no assurance that the Company will be able to improve its operating ratios or that the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due in fiscal 2003 or to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.

Forward-Looking Statements

        This report contains forward-looking statements that are based on assumptions made by management from information currently available. These statements address future plans, expectations and events or conditions concerning various matters such as the results of the Company's sales efforts as set forth in the discussion of results of operations, capital expenditures, litigation and capital resources, and accounting matters. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from those currently reported.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

        The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report for fiscal year ended June 30, 2002 for details on the Company's long-term debt.

PART II OTHER INFORMATION

ITEM 5. Other Information

        As part of the agreement for CFOex to assume managerial responsibility of the Company, the Company issued options to purchase 1,500,000 share of Cannon Express, Inc. common stock. The options are not all immediately exercisable. CFOex, Inc. received 500,000 options with an exercise price of $.53, which are immediately exercisable. CFOex, Inc. received 500,000 options which are exercisable at a price of $.53, but only after the $0.01 per share par value common stock of Cannon has traded at a price of $1.00 per share for 10 consecutive days. Two additional options were received by CFOex, Inc. for 250,000 shares each, with an exercise price of $.53. Each of these options require the common stock to trade at a price of $2.00 and $3.00 per share, respectively, for 10 consecutive days before it can be exercised.

ITEM 6. Exhibits and Reports on Form-K

        No reports on Form 8-K were filed during the three months ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNON EXPRESS, INC. (Registrant)
Date: November 14, 2002	By:	/s/ BRUCE W. JONES Bruce W. Jones Chief Executive Officer
Date: November 14, 2002	By:	/s/ DUANE WORMINGTON Duane Wormington Chief Financial Officer and Chief Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Cannon Express, Inc., (the Company") on orm 10-Q for the quarterly period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Duane Wormington, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ DUANE WORMINGTON Duane Wormington Chief Financial Officer and Chief Accouting Officer October 14, 2002

CERTIFICATIONS

        I, Duane Wormington, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002, of Cannon Express, Inc. ("Company");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

        4.    The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5.    The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

        6.    The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002 /s/ DUANE WORMINGTON Duane Wormington Chief Financial Officer and Chief Accounting Officer