Form 10-Q
period 2002-12-31
CANNON EXPRESS INC
filed 2003-02-14
CIK 801558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-13917

CANNON EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0650141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1457 Robinson P.O. Box 364 Springdale, Arkansas	72765
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (479) 751-9209

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒     No  ☐

Number of shares of $.01 par value common stock outstanding at January 29, 2003:  3,205,276

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES

PART 1 — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002
Consolidated Statements of Operations for the Three Months and Six Months Ended December 31, 2002 and 2001
Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2002 and 2001
Notes to Consolidated Financial Statements

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings
ITEM 2 — Changes in Securities
ITEM 3 — Defaults Upon Senior Securities
ITEM 4 — Submission of Matters to a Vote of Security-Holders
ITEM 5 — Other Information
ITEM 6 — Exhibits and Reports on Form 8-K

*No information submitted under this caption.

PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31 2002	June 30 2002
	(Unaudited)	(Note)

Assets

Current assets:
Cash and cash equivalents	$313,886	$402,316
Receivables, net of allowance for doubtful accounts (December 31, 2002-$201,300; June 30, 2002-$395,080):
Trade	6,172,472	8,470,387
Other	132,910	238,351
Current portion of net investment in direct financing leases	265,601	559,000
Prepaid expenses and supplies	2,325,370	1,592,832
Revenue equipment held for sale	724,275	2,695,600
Total current assets	9,934,516	13,958,487

Property and equipment:
Land, buildings and improvements	1,376,193	1,376,193
Revenue equipment	63,960,844	64,049,192
Service, office and other equipment	3,123,326
	3,119,598
	68,460,363	68,544,983
Less accumulated depreciation	33,623,455	29,394,809
	34,836,908	39,150,174
Other assets:
Receivable from stockholders	23,406	23,406
Restricted cash	550,295	2,426,153
Marketable securities	980	980
Net investment in direct financing leases, less current portion	—	66,339
Other	25,021	111,182
Total other assets	599,702	2,628,060

	$45,371,126	$55,736,721

Note: The balance sheet at June 30, 2002 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

	December 31 2002	June 30 2002
	(Unaudited)	(Note)
Liabilities and Stockholders’ Deficit
Current liabilities:
Trade accounts payable	$2,263,947	$1,693,076
Accrued expenses:
Insurance reserves	3,044,333	3,594,084
Other	1,504,552	1,566,562
Income taxes payable	1,803,298	1,807,312
Current portion of long-term debt	22,327,938	47,774,491
Total current liabilities	30,944,070	56,435,525

Long-term debt, less current portion	21,135,395	—

Stockholders’ deficit:
Common stock: $.01 par value; authorized 10,000,000 shares; issued 3,265,401 shares; outstanding 3,205,276 shares	32,654	32,654
Additional paid-in capital	3,747,575	3,747,575
Accumulated deficit	(10,287,351)	(4,277,816)
Accumulated other comprehensive income, net of income taxes	(953)	(953)
	(6,508,075)	(498,540)
Less treasury stock, at cost (60,125 shares)	200,264	200,264
	(6,708,339)	(698,804)

	$45,371,126	$55,736,721

Note: The balance sheet at June 30, 2002 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended December 31		Six Months Ended December 31
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Operating revenue	$16,430,539	$19,774,737	$35,265,368	$41,500,368

Operating expenses and costs:
Salaries, wages and fringe benefits	6,125,711	7,498,813	13,178,931	14,820,296
Operating supplies and expenses	6,161,928	5,936,118	13,251,153	13,210,462
Taxes and licenses	1,028,888	1,079,093	2,059,781	2,116,317
Insurance & claims	1,379,078	936,001	3,593,768	1,926,306
Depreciation and amortization	2,181,358	2,415,271	4,368,007	4,626,260
Rents and purchased transportation	859,639	2,935,410	1,775,665	6,698,131
Other	826,261	766,874	1,536,456	1,394,184
	18,562,863	21,567,580	39,763,761	44,791,956

Operating loss	(2,132,324)	(1,792,843)	(4,498,393)	(3,291,588)

Other income(expense)
Interest expense	(744,884)	(738,312)	(1,539,268)	(1,650,050)
Other income	4,254	17,362	28,125	24,721
	(740,630)	(720,950)	(1,511,143)	(1,625,329)

Loss before income taxes	(2,872,954)	(2,513,793)	(6,009,536)	(4,916,917)

Income tax benefit	—	—	—	(339,971)

Net loss	(2,872,954)	(2,513,793)	(6,009,536)	(4,576,946)

Basic and diluted loss per share	$(0.90)	$(0.78)	$(1.87)	$(1.43)
Basic and diluted shares outstanding	3,205,276	3,205,276	3,205,276	3,205,276

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended December 31
	2002	2001
	(Unaudited)
Operating activities
Net loss	$(6,009,536)	$(4,576,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,371,216	4,946,349
Provision for losses on accounts receivable	110,000	45,000
Gain on disposal of equipment	(1,636)	(320,088)
Loss on sale of marketable securities	—	25,000
Changes in operating assets and liabilities:
Other assets	86,161	—
Accounts receivable	2,293,356	3,128,884
Prepaid expenses and supplies	(732,538)	701,404
Accounts payable, accrued expenses, taxes payable, and other liabilities	(44,903)	(1,426,234)
Net investment in direct financing leases	193,567	779,043
Net cash provided by operating activities	265,687	3,302,412

Investing activities
Purchases of property and equipment	(3,728)	(189,417)
Net (increase) decrease in restricted cash	1,875,858	(7,329)
Proceeds from sale of revenue equipment held for sale	1,971,325	—
Proceeds from sale of revenue equipment	113,585	1,178,639
Net cash provided by (used in) investing activities	3,957,040	981,893

Financing activities

Proceeds from line of credit	36,876,905	—
Principal payments on line of credit	(36,955,534)	—
Principal payments on long-term debt and capital lease obligations	(4,232,529)	(6,292,405)
Net cash used in financing activities	(4,311,158)	(6,292,405)

Decrease in cash and cash equivalents	(88,431)	(2,008,100)
Cash and cash equivalents at beginning of period	402,317	2,958,450

Cash and cash equivalents at end of period	$313,886	$950,350

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.  For further information, refer to the Company’s consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 2002.

Note B - Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, the Company had increasing net losses before income taxes of approximately $6.0 million and $4.9 million for the six months ended December 31, 2002 and 2001, respectively.  In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $21 million at December 31, 2002, which includes approximately $19.3 million in current debt obligations.

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

The Company has a plan which management believes will significantly improve its operating efficiencies during the second half of the current fiscal year.  The Company has retained the services of CFOex, Inc., a transportation management consulting firm, having significant experience in the transportation industry, to improve its financial position.  CFOex, Inc., as of August 19, 2002, assumed responsibility for the operation of the Company.  CFOex is implementing a plan designed to reconfigure the Company’s existing freight network, increase freight rates where justified, develop new shipper relationships in targeted traffic lanes, improve the effectiveness of its driver force, minimize over-the-road maintenance repairs, eliminate excess or idle equipment, and reduce certain fixed and variable costs.

During the second quarter the Company began implementation of a plan to decrease its fleet size by approximately 204 tractors and 324 trailers.  During the quarter it sold 54 trucks and 174 trailers.  The Company expects to sell an additional 160 trucks and 150 trailers in the third quarter of fiscal 2003 with proceeds going to reduce debt.  The second quarter results were adversely affected by the one time costs associated with the implementation of the equipment changes.

During the second quarter 2003, the Company also began reconfiguring its freight network to emphasize traffic lanes with required density.  Revenue for the second quarter was adversely impacted by these decisions and by a shortage of available quality freight. Accordingly, in early January 2003 the Company hired three experienced outside persons and increased its internal telemarketing efforts to improve both the quality and quantity of available freight for future operations.

In July of 2002, the Company’s costs for liability insurance increased significantly. On November 1, 2002, a new policy for liability insurance was negotiated by CFOex.  While the premium for the new policy is higher than the premium for the policy which expired on June 30, 2002, it is expected that the Company will save approximately $2.8 million per year as compared to the policy in effect from July thru October.  Additionally, the new policy includes a $5,000 deductible compared to the $500,00 deductible in effect thru June 30, 2002.  further cost reductions were attained during the second quarter by the implementation of a series of new maintenance procedures that have reduced the Company’s cost per mile by approximately three cents.

During December 2002 and January 2003 the Company presented to and discussed with its key lenders a new operational plan. As a result of these discussions, the Company has negotiated the restructuring of its long-term debt payments in order to provide the anticipated time needed to implement the changes necessary for improving fundamental operating results.  Additionally, the Company has identified certain unencumbered assets for disposition.  These assets include real estate, an airplane, and other miscellaneous assets.

The Company has also been successful in attracting several key executives that should provide needed leadership and industry expertise to its management team.  The Company is attempting to find a stable base of profitable business from which it can reestablish itself as one of the quality truckload carriers in the industry.  Additional changes are likely before that base is determined but significant strides have been made in the last several months.

Although the Company believes it is taking the appropriate steps to improve its profitability, it is impossible to predict whether or not the Company will be able to improve its operating ratios or whether the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due or to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.

Note C – Supplemental Disclosures of Cash Flow Information

	Six Months Ended December 31
	2002	2001
	(Unaudited)

Interest paid	2,427,289	1,624,372

Non-cash investing and financing activities:
Decrease in direct financing leases	166,171	1,810,714

Note D - Reclassification

Certain reclassifications have been made to the December 31, 2001 financial statements to conform to the December 31, 2002 financial statement presentation.  These reclassifications had no effect on net income.

Note E – Stock options

As mentioned in Note B, the Company, in August 2002, entered into an agreement with CFOex, Inc. to manage the daily operations of the Company for a monthly fee.  This agreement also provides to CFOex, Inc., the right to purchase up to 1,500,000 shares of common stock of the Company.  CFOex, Inc. may immediately exercise an option to acquire 500,000 shares of common stock at the closing price on August 17, 2002 which was 53 cents per share.  CFOex, Inc. may purchase an additional 500,000 shares at 53 cents per share any time after the Company’s common stock trades for 10 consecutive days at a price equal to or above $1.00 per share.  CFOex, Inc. may purchase 250,000 shares at 53 cents per share any time after the Company’s common stock trades for 10 consecutive days at a price equal to or above $2.00 per share.  CFOex, Inc. may purchase 250,000 shares at 53 cents per share any time after the Company’s common stock trades for 10 consecutive days at a price equal to or above $3.00 per share.

These options will expire upon the earliest to occur of July 23, 2005 or the expiration of the Engagement Letter in accordance with its terms.

The Company will recognize an expense for professional services over the life of the agreement equal to the fair value of the options on the date of the grant.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 1.5%; and expected life of 2 years.

Note F- Earnings Per Share

The Company calculates and discloses earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128).  SFAS 128 replaces the presentation of Primary EPS with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, “Earnings Per Share”.

In computing Diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included.  Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported.  The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations.  As a result, if there was a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity had net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.

The Company experienced a loss from continuing operations for the six-month periods and three-month periods ended December 31, 2002 and 2001.  As a result, Diluted EPS is computed in the same manner as Basic EPS.  Options outstanding for 1,515,500 and 97,504 shares for the periods ended December 31, 2002, and December 31, 2001, respectively, were not included in the calculation of diluted earnings per share (EPS) as they were either antidilutive and/or not exercisable during the three and six months ended December 31, 2002 and 2001.  Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three months ended December 31, 2002 and 2001

Operating revenue for the second quarter of fiscal 2003 (ended December 31, 2002) was $16,430,539 compared to $19,774,737 for the second quarter of fiscal 2002, representing a decrease of $3,344,198 or 16.9% for the period.  At December 31, 2002, the Company’s fleet consisted of

723 trucks and 1,259 trailers, while on December 31, 2001, the Company’s fleet consisted of 777 trucks and 1,473 trailers. The Company suspended its logistics and intermodal activities in the fourth quarter of fiscal 2002.  Logistics and intermodal activities contributed $729,304 in revenue during the second quarter of fiscal 2002.  The Company’s revenue was negatively impacted by the Company’s decision to downsize its fleet and a continuing shortage of freight during the second quarter of fiscal 2003.

Salaries, wages, and fringe benefits, made up primarily of drivers’ wages, decreased as a percentage of revenue to 37.3% in the second quarter of fiscal 2003 from 37.9% in the second quarter of fiscal 2002, due principally to the Company’s staff reduction in March of 2002.  The Company’s owner operator and lease fleet at December 31, 2002 was 26 trucks while at December 31, 2001, the Company utilized the services of 100 owner-operators and lease operators. Company drivers received their annual safety bonuses in December of 2002.  Bonuses totaling approximately $160,000 were awarded for the twelve-month period ended November 30, 2002 as compared to $213,000 awarded for the twelve-month period ended November 30, 2001.

Operating supplies and expenses, as a percentage of revenue, increased to 37.5% in the second quarter of fiscal 2003 from 30.0% in the comparable period of fiscal 2002 primarily due to the lower percentage of owner-operators in the Company’s fleet.  Operating taxes and licenses increased to 6.2% of revenue in fiscal 2003 from 5.5% in fiscal 2002, also primarily due to the decreased dependence on owner-operators.  Insurance and claims were 8.4% of revenue in the second quarter of fiscal 2003, increasing from 4.7% of revenue in fiscal 2002. The Company’s cost for insurance increased due to significantly higher rates on its auto liability policy beginning in July of 2002.

Depreciation and amortization increased to 13.3% of revenue in the second quarter of fiscal 2003 from 12.2% in the same period of fiscal 2002, a result of transferring trucks from the lease program to Company trucks. The Company recorded a $7,500 gain on sale of equipment in the second quarter of fiscal 2003 compared to a gain of $76,789 recorded in the same period of fiscal 2002. Rents and purchased transportation decreased to 5.2% of revenue in the second quarter of fiscal 2003 from 14.8% in fiscal 2002 primarily due to the decrease in the Company’s owner-operator fleet and to the Company’s decision to curtail its logistics activities in May of 2002.

Operating revenue for the second quarter of 2003 decreased by 16.9% over the comparable period of 2002 while operating expenses decreased by $3,004,717 or 13.9%. Accordingly, the Company’s operating ratio (operating expenses divided by operating revenue) increased to 113.0% in the second fiscal quarter of 2003 from 109.1% in the same period of fiscal 2002.

Interest expense increased to 4.5% of revenue in the second quarter of fiscal 2003 from 3.7% recorded in the second quarter of fiscal 2002.

Net loss for the three months ended December 31, 2002 was ($2,872,954) ($.90 loss per share) compared to net loss of ($2,513,793) ($.78 loss per share) during the comparable period of fiscal 2002, an increase in net loss of $359,161.

Results of Operations - Six Months Ended December 31, 2002 and 2001

Operating revenue for the first six months of fiscal 2003 ended December 31, 2002 was $35,265,368 compared to $41,500,368 for the comparable period of fiscal 2002, representing a decrease of $6,235,000 or 15.0%.    As in the three-month period ended December 31, 2002, the Company did not record any logistics or intermodal revenue for the six-month period of fiscal 2003 while the Company’s utilization continued to be adversely affected by a shortage of freight for its trucks.

Salaries, wages, and fringe benefits increased to 37.4% of revenue in the six-month period of fiscal 2003 from the 35.7% reported in the six-month period of fiscal 2002. This increase was primarily due to the increased percentage of Company drivers.  The Company operated 17 lease trucks at December 31, 2002 compared to 99 lease trucks at December 31, 2001.  Operating supplies and expenses increased to 37.6% of revenue in the six-month period of fiscal 2003 from 31.8% in the six-month period of fiscal 2002 primarily due to the increase percentage of company drivers in the Company’s fleet.  Taxes and licenses increased to 5.8% of revenue during the six-month period of fiscal 2003 from 5.1% in the comparable period of fiscal 2002, again due to the increase percentage of company drivers.

Insurance and claims were 10.2% of revenue in the six-month period of fiscal 2003, increasing from 4.6% of revenue in the comparable period of fiscal 2002.  As mentioned above, the Company’s insurance costs increased substantially in July of 2002.  The Company was able to replace its insurance coverage in November of 2002 with a policy expected to save approximately $2.8 million annually.  Depreciation and amortization, as a percentage of revenue, increased to 12.4% of revenue in the six-month period of fiscal 2003 from 11.2% in the comparable period of fiscal 2002, a result of transferring trucks from the lease program to Company trucks. A gain on sale of equipment of $1,636 was recorded in the first six months of fiscal 2003 compared to a gain of $320,088 recorded in the same period of fiscal 2002.

Rents and purchased transportation decreased to 5.0% of revenue in the first six months of fiscal 2003 from 16.1% during the comparable period of fiscal 2002 due primarily to the decrease in the Company’s lease operators and the curtailment of logistics activities.

Operating revenue for the first six months of 2003 decreased by 15.0% over the comparable period of 2002, and operating expenses decreased by $5,028,195 or 11.2%. Accordingly, the Company’s operating ratio (operating expenses divided by operating revenue) increased to 112.8% for the first six months of fiscal 2003 from 107.9% in the comparable period of fiscal 2002.

Interest expense increased to 4.4% of revenue in the first six months of fiscal 2003 from 3.9% in the comparable period of fiscal 2002.

Net loss for the first six months of fiscal 2003 ended December 31, 2002 was ($6,009,536) ($1.87 loss per share) compared to a net loss of ($4,576,946) ($1.43 loss per share) during the comparable period of fiscal 2002, an increase in net loss of  $1,432,590, or 31.3% for the six-month period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel.  For the second quarter of fiscal 2003, the average cost per gallon of fuel was 21 cents per gallon higher than in the same quarter of fiscal 2002.  For the six month period ended December 31, 2002, the average cost per gallon was 85 cents higher than in the same period of fiscal 2002.  Subsequent to December 31, 2002, the Company’s cost of fuel has increased by approximately 16 cents per gallon. Historically, increases in fuel costs have been passed through to the Company’s customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company’s customers. Future cost increases or shortages of fuel could affect the Company’s future profitability.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flows generated from operations and proceeds from borrowings.  The Company typically extends credit to its customers, billing freight charges after delivery.  Accordingly, the ability of the Company to generate cash to satisfactorily meet its ongoing cash needs is substantially dependent upon timely payment by its customers.

Cash flows from Operations - Operating activities provided cash flows of $270,000 for the first six months of fiscal 2003 compared to $3.3 million provided during the same period of fiscal 2002.  Depreciation and amortization provided $4.4 million and the change in accounts receivable provided $2.3 million which were offset by the $6.0 million net loss.

Cash flows from Investing Activities - Investing activities provided net cash of $3.96 million during the first six months of fiscal 2003 compared to $.98 million net cash provided in the same period of fiscal 2002. Investing activities were comprised of proceeds from equipment sales totaling $2.1 million and net proceeds from maturities of restricted investments totaling $1.9 million.

Cash flows from Financing Activities - Financing activities used net cash of $4.3 million during the first two quarters of fiscal 2003 compared to $6.3 million used in fiscal 2002. During the first 2 quarters of fiscal 2003, payment on long term debt and capital leases was $4.2 million, with no additional long-term debt incurred.  During the first two quarters of fiscal 2002, payment on long term debt and capital leases was $6.2 million, with no additional long-term debt incurred.

The Company’s working capital decreased by $21.54 million to a deficit of $21.0 million at December 31, 2002 from a deficit of $42.5 million at June 30, 2002. Approximately $30.9 million of long-term debt at June 30, 2002 was classified as a current obligation because the Company was not in compliance with certain debt covenants at that time.  As of February 6, 2003, the Company is current with its long-term debt obligations, and therefore, the appropriate amounts due after 12 months from the balance sheet date are classified as a long-term obligation at December 31, 2002. The Company is currently operating at a loss which would not enable the Company to meet its obligations. However, the plan which is being implemented, if successful, would enable the Company to meet its obligations for at least the 12-month period following the Balance Sheet date.

Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, the Company had increasing net losses before income taxes of approximately $6.0 million and $4.9 million for the six months ended December 31, 2002 and 2001, respectively.  In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $21.0 million at December 31, 2002, which includes approximately $19.3 million in current debt obligations.

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

The Company has a plan which management believes will significantly improve its operating efficiencies during the second half of the current fiscal year.  The Company has retained the services of CFOex, a transportation management consulting firm, having significant experience in the transportation industry, to improve its financial position.  CFOex is implementing a plan designed to reconfigure the Company’s existing freight network, increase freight rates where justified, develop new shipper relationships in targeted traffic lanes, improve the effectiveness of its driver force, minimize over-the-road maintenance repairs, eliminate excess or idle equipment, and reduce certain fixed and variable costs.

During the second quarter the Company began  implementation of a plan to decrease its fleet size by approximately 204 tractors and 324 trailers.  During the quarter it sold 54 trucks and 174 trailers.  The Company expects to sell an additional 160 trucks and 150 trailers in the third quarter of fiscal 2003 with proceeds going to reduce debt.  The second quarter results were adversely affected by the one time costs associated with the implementation of the equipment changes.

During the second quarter 2003, the Company also began reconfiguring its freight network to emphasize traffic lanes with required density.  Revenue for the second quarter was adversely impacted by these decisions and by a shortage of available quality freight. Accordingly, in early January 2003 the Company hired three experienced outside persons and increased its internal telemarketing efforts to improve both the quality and quantity of available freight for future operations.

In July of 2002, the Company’s costs for liability insurance increased significantly. On November 1, 2002, a new policy for liability insurance was negotiated by CFOex.  While the premium for the new policy is higher than the premium for the policy which expired on June 30, 2002, it is expected that the Company will save approximately $2.8 million per year as compared to the policy in effect from July thru October.  Additionally, the new policy includes a $5,000 deductible compared to the $500,00 deductible in effect thru June 30, 2002.  further cost reductions were attained during the second quarter by the implementation of a series of new maintenance procedures that have reduced the Company’s cost per mile by approximately three cents.

During December 2002 and January 2003 the Company presented to and discussed with its key lenders a new operational plan. As a result of these discussions, the Company has negotiated the restructuring of its long-term debt payments in order to provide the anticipated time needed to implement the changes necessary for improving fundamental operating results.  Additionally, the Company has identified certain unencumbered assets for disposition.  These assets include real estate, an airplane, and other miscellaneous assets.

The Company has also been successful in attracting several key executives that should provide needed leadership and industry expertise to its management team.  The Company is attempting to find a stable base of profitable business from which it can reestablish itself as one of the quality truckload carriers in the industry.  Additional changes are likely before that base is determined but significant strides have been made in the last several months.

The Company is currently operating at a loss which would not enable the Company to meet its obligations.  However, the plan which is being implemented, if successful, would enable the Company to meet its obligations for at least the 12-month period following the Balance Sheet date.

Although the Company believes it is taking the appropriate steps to improve its profitability, it is impossible to predict whether or not the Company will be able to improve its operating ratios or whether the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due or to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.

As mentioned above and in Note B, the Company, in August of 2002, entered into an agreement with CFOex, Inc. to manage the Company.  This agreement provides to CFOex, Inc., the right to purchase up to 1,500,000 shares of common stock of the Company.  CFOex, Inc. may immediately exercise an option to acquire 500,000 shares of common stock at the closing price on August 17, 2002 which was 53 cents per share.  CFOex, Inc. may purchase an additional 500,000 shares at 53 cents per share any time after the Company’s common stock trades for 10 consecutive days at a price equal to or above $1.00 per share.  CFOex, Inc. may purchase 250,000 shares at 53 cents per share any time after the Company’s common stock trades for 10 consecutive days at a price equal to or above $2.00 per share.  CFOex, Inc. may purchase 250,000 shares at 53 cents per share any time after the Company’s common stock trades for 10 consecutive days at a price equal to or above $3.00 per share.  These options will expire upon the earliest to occur of July 23, 2005 or the expiration of the Engagement Letter in accordance with its terms.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions made by management from information currently available to management.  These statements address future plans, expectations and events or conditions concerning various matters such as the results of the Company’s sales efforts as set forth in the discussion of results of operations, capital expenditures, litigation and capital resources, and accounting matters.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from those currently reported.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt.  See Note 2 to the Consolidated Financial Statements in the Company’s Annual Report for fiscal year ended June 30, 2002 for details on the Company’s long-term debt.

PART II   OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security-Holders

The only matter submitted to a vote of the Shareholders was the election of directors to the Company’s Board of Directors in November of 2002.

ITEM 6.  Exhibits and Reports on Form-8K

No reports on Form 8-K were filed during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNON EXPRESS, INC.
(Registrant)

Date: February 14, 2003	/s/ Bruce W. Jones
Bruce W. Jones
Chief Executive Officer

Date: February 14, 2003	/s/ Duane Wormington
Chief Financial Officer and
Chief Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cannon Express, Inc., (the Company”) on Form 10-Q for the quarterly period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bruce W. Jones, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Bruce W. Jones
Bruce W. Jones
Chief Executive Officer
February 14, 2003

CERTIFICATIONS

I, Bruce W. Jones, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2002, of Cannon Express, Inc. (“Company”);

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

4.                                       The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.                                       The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

6.                                       The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	February 14, 2003
/s/ Bruce W. Jones
Bruce W. Jones
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cannon Express, Inc., (the Company”) on Form 10-Q for the quarterly period ending December  31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Duane Wormington, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Duane Wormington
Duane Wormington
Chief Financial Officer
February 14, 2003

CERTIFICATIONS

I, Duane Wormington, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2002, of Cannon Express, Inc. (“Company”);

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

4.                                       The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.                                       The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

6.                                       The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	February 14, 2003
/s/ Duane Wormington
Duane Wormington
Chief Financial Officer