Form 10-Q
period 2003-03-31
CANNON EXPRESS INC
filed 2003-05-15
CIK 801558

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   ☒      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

Number of shares of $.01 par value common stock outstanding at April 22, 2003: 3,205,276

INDEX

CANNON EXPRESS, INC. and SUBSIDIARIES

*No information submitted under this caption.

PART 1.

ITEM 1. Financial Statements (Unaudited)

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31 2003	June 30 2002
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$23,585	$402,317
Receivables, net of allowance for doubtful accounts (March 31, 2003-$243,749; June 30, 2002-$395,080):
Trade	6,210,186	8,470,387
Other	88,318	238,351
Current portion of net investment in direct financing leases	165,396	559,000
Prepaid expenses and supplies	3,116,285	1,592,832
Revenue equipment held for sale	4,675	2,695,600
Total current assets	9,608,445	13,958,487

Property and equipment:
Land, buildings and improvements	976,184	1,376,193
Revenue equipment	57,355,709	64,049,192
Service, office and other equipment	1,775,226	3,119,598
	60,107,119	68,544,983
Less allowances for depreciation	31,384,489	29,394,809
	28,722,630	39,150,174
Other assets:
Receivable from stockholders	23,406	23,406
Restricted cash	450,000	2,426,153
Marketable securities	980	980
Net investment in direct financing leases, less current portion	—	66,339
Other	25,021	111,182
Total other assets	499,407	2,628,060

	$38,830,482	$55,736,721

Note: The balance sheet at June 30, 2002 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	March 31 2003	June 30 2002
	(Unaudited)	(Note)
Liabilities and Stockholders’ Deficit
Current liabilities:
Trade accounts payable	$3,080,290	$1,693,076
Accrued expenses:
Insurance reserves	3,120,498	3,594,084
Other	1,388,391	1,566,562
Federal and state income taxes payable	1,800,573	1,807,312
Current portion of long-term debt	39,651,929	47,774,491
Total current liabilities	49,041,681	56,435,525

Stockholders’ deficit:
Common stock: $.01 par value; authorized 10,000,000 shares; issued 3,265,401 shares	32,654	32,654
Additional paid-in capital	3,809,021	3,747,575
Accumulated deficit	(13,851,657)	(4,277,816)
Unrealized depreciation on marketable securities, net of income taxes	(953)	(953)
	(10,010,935)	(498,540)
Less treasury stock, at cost (60,125 shares)	200,264	200,264
	(10,211,199)	(698,804)

	$38,830,482	$55,736,721

Note: The balance sheet at June 30, 2002 has been derived from the audited consolidated balance sheet at that date but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31		Nine Months Ended March 31
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Operating revenue	$12,552,609	$18,527,847	$47,817,977	$60,028,215

Operating expenses and costs:
Salaries, wages and fringe benefits	5,291,781	7,019,291	18,470,712	21,839,587
Operating supplies and expense	5,713,562	6,111,996	18,964,715	19,322,458
Depreciation and amortization	2,047,665	2,539,761	6,415,672	7,166,020
Insurance & claims	1,498,394	817,497	5,092,162	2,743,804
Taxes and licenses	834,266	1,112,556	2,894,047	3,228,873
Rents and purchased transportation	658,836	1,971,869	2,434,501	8,670,000
Other	923,990	589,119	2,460,446	1,983,303
	16,968,494	20,162,089	56,732,255	64,954,045

Operating loss	(4,415,885)	(1,634,242)	(8,914,278)	(4,925,830)

Other income (expense)
Interest expense	(775,318)	(752,979)	(2,314,587)	(2,403,029)
Other income	1,089,000	13,556	1,117,128	38,277
	313,682	(739,423)	(1,197,459)	(2,364,752)

Loss before income taxes and extraordinary items	(4,102,203)	(2,373,665)	(10,111,737)	(7,290,582)

Extraordinary gain on early pay-off of equipment lease	537,896	—	537,896	—

Federal and state income taxes
Current	—	—	—	(339,971)
	—	—	—	(339,971)

Net loss	(3,564,307)	(2,373,665)	(9,573,841)	(6,950,611)

Basic and diluted loss per share	$(1.11)	$(0.74)	$(2.99)	$(2.17)

Basic and diluted shares outstanding	3,205,276	3,205,276	3,205,276	3,205,276

See notes to consolidated financial statements.

Cannon Express, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended March 31
	2003	2002
	(Unaudited)
Operating activities
Net loss	$(9,573,841)	$(6,950,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,499,075	7,483,473
Provision for losses on accounts receivable	115,000	60,000
Gain on disposal of equipment	(1,168,502)	(315,075)
Loss on sale of marketable securities	—	25,000
Changes in operating assets and liabilities:
Accounts receivable	2,295,235	2,158,874
Prepaid expenses and supplies	(1,523,453)	(180,122)
Accounts payable, accrued expenses, taxes payable, and other liabilities	728,718	(1,010,558)
Net investment in direct financing leases	539,726	1,028,004
Other assets	86,161	—
Net cash provided by(used in) operating activities	(2,001,881)	2,298,985

Investing activities
Purchases of property and equipment	(3,728)	(196,392)
Net (increase)decrease in restricted cash	1,976,153	(8,467)
Proceeds from equipment sales	5,571,727	1,186,639
Proceeds from sale of land and aircraft	2,140,114	—
Net cash provided by investing activities	9,684,266	981,780

Financing activities
Principal payments on long-term debt and capital lease obligations	(8,952,286)	(8,552,409)
Proceeds from line of credit	50,419,506	15,236,507
Additional paid in capital from stock options	61,446
Principal payments on line of credit	(49,589,783)	(12,589,917)
Net cash used in financing activities	(8,061,117)	(5,905,819)

Decrease in cash and cash equivalents	(378,732)	(2,625,054)
Cash and cash equivalents at beginning of period	402,317	2,958,450

Cash and cash equivalents at end of period	$23,585	$333,396

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and nine month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.  For further information, refer to the Company’s consolidated financial statements and notes thereto included in its Form 10 - K for the fiscal year ended June 30, 2002.

Note B - Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, the Company had increasing net losses before income taxes of approximately $9.6 million and $7.3 million for the nine months ended March 31, 2003 and 2002, respectively.  In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $39.4 million at March 31, 2003, which includes approximately $39.6 million in current debt obligations.

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

The Company has a plan which management believes will significantly improve its operating efficiencies during the last quarter of the current fiscal year and continuing during fiscal year 2003.  The Company is implementing a plan designed to reconfigure the Company’s existing freight network, increase freight rates where justified, develop new shipper relationships in targeted traffic lanes, improve the effectiveness of its driver force, minimize over-the-road maintenance repairs, eliminate excess or idle equipment, and reduce certain fixed and variable costs.  The Company has hired 5 outside sales persons in strategic areas of the country to improve the quality and quantity of the freight it carries.

During the second quarter the Company began implementation of a plan to decrease its fleet size by approximately 204 tractors and 324 trailers.  During the quarter ended December 31, 2002, the Company sold 54 trucks and 174 trailers.  The Company sold 97 trucks and 142 trailers in the quarter ended March 31, 2003, and expects to sell an additional 53 trucks in the fourth quarter of fiscal 2003 with proceeds going to reduce debt.  The Company reserved for anticipated losses on equipment sales in the fourth quarter of fiscal 2002.  At March 31, 2003, the balance in the reserve account was approximately $200,000.  Any losses which exceed the reserve of $200,000 would be accounted for as the trucks are sold.  The third quarter and nine-month results were adversely affected by the costs associated with the implementation of the equipment changes.

During December 2002 and January 2003 the Company presented to and discussed with its key lenders a new operational plan. As a result of these discussions, the Company has negotiated the restructuring of its long-term debt payments in order to provide the anticipated time needed to implement the changes necessary for improving fundamental operating results.  In the course of restructuring certain loan agreements, repayment reductions were secured which resulted in gains during the third quarter of approximately $.5 million.  Additionally, the Company, in January 2003, sold an airplane and real estate, realizing approximately $2.14 million in cash proceeds and $1.2 million in book gains.

During the second quarter 2003, the Company also began reconfiguring its freight network to emphasize traffic lanes with required density.  Revenue for the third quarter was adversely impacted by these decisions and by a shortage of available quality freight. Accordingly, the Company has hired five experienced outside persons and increased its internal telemarketing efforts to improve both the quality and quantity of available freight for future operations

The Company is currently operating at a loss which would not enable the Company to meet its obligations.  However, the plan which is being implemented, if successful, would enable the Company to meet its obligations for at least the 12-month period following the Balance Sheet date.

Although the Company believes it is taking the appropriate steps to improve its profitability, it is impossible to predict whether or not the Company will be able to improve its operating ratios or whether the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.

Note C –Supplemental Disclosures of Cash Flow Information

	Nine Months Ended March 31
	2003	2002

Interest paid	$2,314,587	$2,403,029

Non-cash investing and financing activities:
Decrease in direct financing leases	$212,915	$3,027,061

Note D – Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position.

Note E - Reclassification

Certain reclassifications have been made to the March 31, 2002 financial statements to conform to the March 31, 2003 financial statement presentation.  These reclassifications had no effect on net income.

Note F – Stock Option Plan

The Company accounts for its stock based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.   No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  No options were granted during the periods ended March 31, 2003 and 2002.  In addition, all options previously granted were fully vested prior to these periods.  Therefore, there would be no effect on the Company’s net loss and loss per share in the periods reported had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

In order to remain listed on the American Stock Exchange (AMEX), a company must meet certain criteria (maintenance standards) established by the AMEX.  Continued listing and maintenance standards include a minimum of $2 million net asset value and income from continuing operations in two of the Company’s three most recent fiscal years.  On November 15, 2002, the Company was notified that it did not meet these, as well as other, requirements for continued listing.  The Company was given until December 17, 2002, to submit a plan advising AMEX on the action the Company will take in order to regain compliance within an 18 month period from receipt of the letter.

The AMEX notified the Company on April 30, 2003 that AMEX had accepted the Company’s plan to regain full compliance regarding listing qualifications by May 30, 2004, in order that the Company’s Class A common stock (AB) may continue to be listed on the AMEX.  At March 31, 2003, the Company had a deficit of $10,211,199 and it continued to realize net losses from operations.  There is no guarantee that in the future the Company will generate net income or that the net assets will exceed the $2 million amount required by AMEX.

Note G – Stock Options Issued in Exchange for Services

The Company, in August 2002, entered into an agreement with CFOex, Inc. to manage the daily operations of the Company for a monthly fee.  This agreement also provides to CFOex, Inc., the right to purchase up to 1,500,000 shares of common stock of the Company.  CFOex, Inc. may immediately exercise an option to acquire 500,000 shares of common stock at the closing price on August 17, 2002, which was 53 cents per share.  CFOex, Inc. may purchase an additional 500,000 shares at 53 cents per share any time after the Company’s common stock trades for 10 consecutive days at a price equal to or above $1.00 per share.  CFOex, Inc. may purchase 250,000 shares at 53 cents per share any time after the Company’s common stock trades for 10 consecutive days at a price equal to or above $2.00 per share.  CFOex, Inc. may purchase 250,000 shares at 53 cents per share any time after the Company’s common stock trades for 10 consecutive days at a price equal to or above $3.00 per share.  These options will expire on July 23, 2005.

The Company will recognize an expense for professional services over the life of the agreement equal to the fair value of the options on the date of the grant.  The amount included in professional services related to these options was approximately $61,000 and $20,000 for the nine months ended March 31, 2003 and the three months ended March 31, 2003, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 1.5%; and expected life of 2 years.

Note H - Subsequent events

Management is aware of negotiations involving a private transaction between the Company's majority shareholders and an outside party. This transaction involves a potential change in the voting control of the Company, and potential change in both the Board of Directors, and Executive Officers.  Management cannot predict the specific outcome of these negotiations; however, it is actively exploring several other strategic alternatives.

ITEM 2. Management’s  Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — Third Quarter

Operating revenue for the third quarter of fiscal 2003 (ended March 31, 2003) was $12,552,609 compared to $18,527,847 for the third quarter of fiscal 2002, a decrease of $5,975,238 or 32.3% for the period. At March 31, 2003, the Company’s fleet consisted of 626 trucks and 1,128 trailers, while on March 31, 2002, the Company’s fleet consisted of 777 trucks and 1,474 trailers.  The Company discontinued its logistics and intermodal activities in the fourth quarter of fiscal 2002, which decreased revenue by $612,445 for the third quarter of fiscal 2003 when compared to the same period of fiscal 2002.  The Company’s revenue continued to be negatively impacted by a shortage of qualified drivers to operate its trucks during the third quarter of fiscal 2003.  Additionally, the Company experienced a shortage of freight during the quarter ended March 31, 2003.

Salaries, wages, and fringe benefits, made up primarily of drivers’ wages, decreased by $1,727,510 or 24.6% to $5,291,781 or 42.2% of revenue in the third quarter of fiscal 2003 from $7,019,291 or 37.9% of revenue in the third quarter of fiscal 2002 primarily due to the increased percentage of Company drivers in the Company’s smaller fleet.  Rents and purchased transportation decreased by $1,313,033 or 66.6% to $658,836 or 5.2% of revenue in the third quarter of fiscal 2003 from $1,971,869 or 10.6% of revenue in the comparable period of fiscal 2002 primarily due to the Company’s decreased utilization of owner operators and to the elimination of logistics activities.

Operating supplies and expenses decreased by $398,434 or 6.5% to $5,713,562 or 45.5% of revenue in the third fiscal quarter of 2003 from $6,111,996 or 33.0% of revenue in the third quarter of fiscal 2002.  Dramatically higher fuel prices in the third quarter of fiscal 2003 were the primary cause of the higher costs as a percentage of revenue. Taxes and licenses decreased by $278,290 or 25.0% to $834,266 or 6.7% of revenue in the third quarter of fiscal 2003 from $1,112,556 or 6.0% of revenue in the third fiscal quarter of 2002 due to the Company’s smaller fleet of trucks and trailers.

Insurance and claims increased by $680,897 or 83.3% to $1,498,394 or 11.9% of revenue in the third fiscal quarter of 2003 from $817,497 or 4.4% of revenue in the third fiscal quarter of 2002.  This increase was due, primarily to the Company’s increased cost for liability and physical damage insurance coverage.  The Company also increased its reserves for an accident which occurred in December of 2001 by approximately $300,000 during the third quarter of fiscal 2003 due to information which indicated that settlement of the claim would require funds in excess of the Company’s previous estimate.  Depreciation and amortization decreased by $492,096 or 19.4% in the third quarter of fiscal 2003 to $2,047,665 from $2,539,761 or 13.7% of revenue in the third quarter of fiscal 2002 due to the Company’s smaller fleet of revenue equipment.  Other expenses increased by $334,871 to $923,990 or 7.4% of revenue in the third quarter of fiscal 2003 from $589,119 or 3.2% of revenue in the third fiscal quarter of 2002, due primarily to increased fees for legal and professional services.

Operating revenue for the third quarter of 2003 decreased by $5,975,238 or 32.3% over the comparable period of 2002, while operating expenses decreased by $3,193,595 or 15.8%. Accordingly, the Company’s operating ratio, (total operating expenses and costs divided by operating revenue), increased to 135.2% in the third fiscal quarter of 2003 from 108.8% in the same period of fiscal 2002.

Interest expense was $775,318 in the third quarter of fiscal 2003 compared to $752,979 in the third quarter  of  fiscal  2002.  While the Company’s average balance outstanding on long-term debt was lower in the third quarter of fiscal 2003, interest costs associated with the Company’s line of credit based on receivables was higher.

The Company recognized an extraordinary gain in the third quarter of fiscal 2003 as a result of an early pay-off on a lease obligation for 125 trailers.  As incentive for the early pay-off, the lessor forgave $537,896 in debt obligations.

Beginning in 1999 and continuing through the first quarter of fiscal 2002, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995.  The Company took a position on its 1995 and later tax returns, which the Company believed might be challenged by the Internal Revenue Service (the Service).  The Company initially did not recognize any tax benefit for financial reporting purposes.  In December 2001, the Company received a Notice of Proposed Deficiency from the Internal Revenue Service related to the years ending June 30, 1994 through 1999.  The Company is appealing the proposed tax deficiency with the Appeals Section of the IRS.  Management believes its position on the material issues will be up-held in appeal and that the ultimate outcome will not have a material adverse impact on the Company’s financial position or results of operations.  However, the Company will not recognize any current income tax credits until the appeal process is concluded.

Net loss for the third quarter of fiscal 2003 ended March 31, 2003 was ($3,564,307)  ($1.11) loss per diluted share) compared to net loss of ($2,373,665) ($.74 loss per diluted share) during the comparable period of fiscal 2002, an increased loss of $1,190,642 or 50.2% for the period.

Results of Operations - Nine Month Period

Operating revenue for the first nine months of fiscal 2003 ended March 31, 2003 was $47,817,977 compared to $60,028,215 for the comparable period of fiscal 2002, representing a decrease of ($12,210,238) or 20.3%.  As in the three-month period, the Company’s smaller fleet and a continuing shortage of qualified drivers and quality of freight impaired the Company’s ability to produce revenue.

Salaries, wages, and fringe benefits increased to 38.6% of revenues in the nine-month period of fiscal 2003 from the 36.4% reported in the nine-month period of fiscal 2002. This increase is primarily due to the increased percentage of Company drivers. Rents and purchased transportation decreased to 5.1% of revenue in the first nine months of fiscal 2003 from 14.4% of revenue during the comparable period of fiscal 2002.  This decrease was caused primarily by fewer payments made to the Company’s smaller fleet of owner operators and to the elimination of logistics activities.  Operating supplies and expenses increased to 39.7% of revenue in fiscal 2003 from 32.2% of revenue in fiscal 2002.  Taxes and licenses increased to 6.1% of revenue in the nine months period of fiscal 2003 from 5.4% in the comparable period of fiscal 2002.  Insurance and claims were 10.7% of revenue in the nine months period of fiscal 2003, increasing from 4.6% of revenue in the comparable period of fiscal 2002.  As in the 3-month period, higher premiums on liability insurance were the primary cause for the increase.  Depreciation and amortization, as a percentage of revenue, increased to 13.4% of revenue in fiscal 2003 from 11.9% in the same period of fiscal 2002.  This increase was largely due to the increased percentage of Company trucks in the Company’s fleet in the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002.  Other expenses were 5.2% of revenue in the nine-month period of fiscal 2003 compared to 3.3% in the nine-month period of fiscal 2002.

Operating revenue for the nine-month period of 2003 decreased by $12,210,238 or 20.3% compared to the comparable period of 2002, while operating expenses decreased by $8,221,790 or 12.7% for the same period.  Accordingly, the Company’s operating ratio (total operating expenses and costs divided by operating revenue) increased to 118.6% for the nine-month period in fiscal 2003 from 108.2% during the same period in fiscal 2002.

Interest expense was 4.8% of revenue in the first nine months of fiscal 2003 compared to 4.0% in the comparable period of fiscal 2002.

Beginning in 1999 and continuing through the first quarter of fiscal 2002, the Company recognized a previously unrealized tax benefit resulting from a sale/leaseback transaction entered into during fiscal year 1995.  The Company took a position on its 1995 and later tax returns, which the Company believed might be challenged by the Internal Revenue Service (the Service).  The Company initially did not recognize any tax benefit for financial reporting purposes.  In December 2001, the Company received a Notice of Proposed Deficiency from the Internal Revenue Service related to the years ending June 30, 1994 through 1999.  The Company is in the process of appealing the proposed tax deficiency with the Appeals Section of the IRS.  Management believes its position on the material issues will be up held in appeal and that the ultimate outcome will not have a material adverse impact on the Company’s financial position or results or operations. However, the Company will not recognize any current income tax credits until the appeal process is concluded.

Net loss for the first nine months of fiscal 2003 ended March 31, 2003 was ($9,573,841) ($2.99 loss per diluted share) compared to a net loss of ($6,950,611) ($2.17 loss per diluted share) during the comparable period of fiscal 2002, an increased loss of $2,623,230 or 37.7% for the nine-month period.

Fuel Cost and Availability

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. For the third quarter of fiscal 2003, the average cost per gallon of fuel was approximately $ .43 cents per gallon higher than in the same quarter of fiscal 2002.  For the nine-month period ended March 31, 2003, the average cost per gallon was approximately $.33 cents higher than in the same period of fiscal 2002.  Historically, the Company has attempted to pass increases in fuel costs through to the Company’s customers, either in the form of fuel surcharges, or if deemed permanent in nature, through increased rates. Although the Company has currently implemented fuel surcharges for its customers, there is no assurance that any future increases in fuel costs can be passed through to the Company’s customers. Future cost increases or shortages of fuel could affect the Company’s future profitability.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flows generated from operations and proceeds from borrowings.  The Company typically extends credit to its customers, billing freight charges after delivery.  Accordingly, the ability of the Company to generate cash to satisfactorily meet its ongoing cash needs is substantially dependent upon timely payment by its customers.  The Company, in January of 2002 began utilizing a line of credit based on its accounts receivable which had been signed in November of 2001.  This line of credit allowed the Company to borrow up to 80% of the value of invoiced accounts receivable, however it provided that the advance rate would drop to 50% if at any time the Company’s net worth fell below certain levels.  In March of 2002, the Company’s net worth fell below the threshold and the lending rate dropped to 50%.  A new agreement was reached with the same lender in January of 2003 to restore the 80% advance rate.  At March 31, 2003, the Company had $3,931,275 outstanding against this line of credit. The Company has not experienced significant uncollectible accounts receivable.

Cash flows from Operations - Operating activities used cash of $2.0 million for the first nine months of fiscal 2003 compared to cash provided in the same period of fiscal 2002 of $2.3 million.  Cash flows from operations in the first three quarters of fiscal 2003 consisted of a $10.1 million net loss, a gain on sale of assets of $1.2 million, an increase in prepaid expenses of $1.5 million,  offset by  a decrease in accounts payable and other accrued liabilities of $.7 million, depreciation expense of $6.5 million, a decrease in accounts receivable of $2.3 million, a decrease in direct financing leases of $.5 million, and other benefits of $.2 million.

Cash flow from Investing Activities - Investing activities provided net cash of $9.7 million during the first nine months of fiscal 2003 compared to $1.0 in the same period of fiscal 2002.  The Company benefited from a decrease in restricted cash of $2.0 million and proceeds from sale of assets of $7.7 million.

Cash flows from Financing Activities – Financing activities used net cash of $8.1 million during the first three quarters of fiscal 2003 compared to $5.9 million used in fiscal 2002. During the first three quarters of 2003, principal payments on long term debt and capital leases were $8.9 million, with no additional long-term debt incurred.  The Company increased its borrowing under its line of credit on accounts receivables by approximately $.8 million during the nine months ended March 31, 2003.  Professional fees charged to income for stock options issued to CFOex contributed $61,446 to cash flow in the nine months ended March 31, 2003.

The Company’s working capital increased by $3.1 million to a deficit of $39.4 million at March 31, 2003 from a deficit of $42.5 million at June 30, 2002. Approximately $27.8 million in long-term debt at June 30, 2002 was re-classed to current maturities of long-term debt due to the Company’s past-due debt payments in October of 2002 when the financial statements were filed. The Company was able to restructure its debt to extend the maturities of balloon and trac payments and as of March 31, 2003 was current with its lender obligations.  However, as of May 15, 2003, the Company has not made payments to lenders for the month of April 2003, and does not anticipate that it will be able to make those payments in the near future.  The Company is seeking additional relief from its lenders, however, deficiency notices have been received from certain of its lenders and there can be no assurance at this time that the Company will be successful in negotiating extended terms on its debt.  As the Company has not made its April payments as of the date of this filing, approximately $18.3 million in long-term debt has been re-classed to current maturities of long-term debt for financial reporting purposes.  If one or more lenders become unwilling to extend payment dates, the entire amount of debt could become due immediately.

The Company believes it will be successful in improving its operating ratios over the next few months. However, if the Company is unsuccessful in this endeavor, it would be required to obtain additional operating capital to continue its operations.  Although The Company is operating at a loss which would not enable the Company to meet its obligations, the plan which is being implemented, if successful, would enable the Company to meet its obligations for at least the 12-month period following the Balance Sheet date.

The Company experiences significant driver turnover.  The Company seeks to attract drivers by advertising job openings, encouraging referrals from existing employees and providing a training program for applicants whose experience does not meet the Company’s minimum requirements; however, no assurance can be made that the Company will not continue to experience a shortage of drivers in the future.

During the first nine months of fiscal 2003 the Company has sold 151 trucks decreasing its fleet to 626 at March 31, 2003. Additionally, the Company has sold 127 of its 48 foot trailers and 189 of its 53 foot trailers resulting in a gain of approximately $81,600. The Company plans to convert the majority of its trailer fleet to 53 foot trailers in the future in order to allow it to compete for freight from the increasing number of customers who require 53 foot trailers for some or all of their shipments.  The Company currently owns and operates 1,128 of the 53 foot trailers and 227 of the 48 foot trailers.

Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, the Company had increasing net losses before income taxes of approximately $9.6 million and $7.3 million for the nine months ended March 31, 2003 and 2002, respectively.  In addition, the Company has experienced significant declines in operating revenues and cash reserves over the past few years. The Company also has a working capital deficit of approximately $39.4 million at March 31, 2003, which includes approximately $39.6 million in current debt obligations.

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

The Company has a plan which management believes will significantly improve its operating efficiencies during the last quarter of the current fiscal year and continuing during fiscal year 2003.  The Company is implementing a plan designed to reconfigure the Company’s existing freight network, increase freight rates where justified, develop new shipper relationships in targeted traffic lanes, improve the effectiveness of its driver force, minimize over-the-road maintenance repairs, eliminate excess or idle equipment, and reduce certain fixed and variable costs.  The Company has hired 5 outside sales persons in strategic areas of the country to improve the quality and quantity of the freight it carries.

During the second quarter the Company began implementation of a plan to decrease its fleet size by approximately 204 tractors and 324 trailers.  During the quarter ended December 31, 2002, the Company sold 54 trucks and 174 trailers.  The Company sold 97 trucks and 142 trailers in the quarter ended March 31, 2003, and expects to sell an additional 53 trucks in the fourth quarter of fiscal 2003 with proceeds going to reduce debt.  The third quarter and nine-month results were adversely affected by the costs associated with the implementation of the equipment changes.

During December 2002 and January 2003 the Company presented to and discussed with its key lenders a new operational plan. As a result of these discussions, the Company has negotiated the restructuring of its long-term debt payments in order to provide the anticipated time needed to implement the changes necessary for improving fundamental operating results.  In the course of restructuring certain loan agreements, repayment reductions were secured which resulted in gains during the third quarter of approximately $.5 million.  Additionally, the Company, in January 2003, sold an airplane and real estate, realizing approximately $2.14 million in cash proceeds and $1.2 million in book gains.

During the second quarter 2003, the Company also began reconfiguring its freight network to emphasize traffic lanes with required density.  Revenue for the third quarter was adversely impacted by these decisions and by a shortage of available quality freight. Accordingly, the Company has hired five experienced outside persons and increased its internal telemarketing efforts to improve both the quality and quantity of available freight for future operations

The Company is currently operating at a loss which would not enable the Company to meet its obligations.  However, the plan which is being implemented, if successful, would enable the Company to meet its obligations for at least the 12-month period following the Balance Sheet date.

Although the Company believes it is taking the appropriate steps to improve its profitability, it is impossible to predict whether or not the Company will be able to improve its operating ratios or whether the Company will be successful in securing capital resources to fund maturities of debt and other obligations as they become due to support the Company until such time that the Company is able to consistently generate results sufficient to support its operations.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions made by management from information currently available to management.  These statements address future plans, expectations and events or conditions concerning various matters such as the results of the Company’s sales efforts as set forth in the discussion of results of operations, capital expenditures, litigation, and capital resources and accounting matters.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from those currently reported.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. At March 31, 2003, the Company’s variable interest loans aggregated approximately $3.8 million at rates ranging from 1.25% to 2% above LIBOR.  The Company’s weighted average interest costs for the quarter ended March 31, 2003 was approximately 7.3%. An increase of 10% or a decrease of 10% in the Company’s borrowing costs on variable rate loans would have an impact of less than $5,000 on the Company’s monthly interest expense.  The Company does not attempt to fix its interest costs through hedge arrangements or interest rate swap arrangements.   See Note 2 to the Consolidated Financial Statements in the Company’s Annual Report for fiscal year ended June 30, 2002 for details on the Company’s long-term debt.

ITEM 4.  Control and Procedures.

Within 90 days prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

PART II   OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Management believes that adverse results in one or more of these cases would not have a material adverse effect on profitability or financial position.

ITEM 5. Other Information

Management is aware of negotiations involving a private transaction between the Company's majority shareholders and an outside party.  This transaction involves a potential change in the voting control of the Company, and potential change in both the Board of Directors, and Executive Officers.  Management cannot predict the specific outcome of these negotiations; however, it is actively exploring several other strategic alternatives.

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNON EXPRESS, INC.
(Registrant)

Date: May 15, 2003	/s/ Bruce W. Jones
Bruce W. Jones
Chief Executive Officer

Date: May 15, 2003	/s/ Duane Wormington
Chief Financial Officer and
Chief Accounting Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cannon Express, Inc., (the Company”) on Form 10-Q for the quarterly period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bruce W. Jones, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Bruce W. Jones

Bruce W. Jones
Chief Executive Officer
May 15, 2003

CERTIFICATIONS

I, Bruce W. Jones, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2003, of Cannon Express, Inc. (“Company”);

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

DATE: May 15, 2003
/s/ Bruce W. Jones
Bruce W. Jones
Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cannon Express, Inc., (the Company”) on Form 10-Q for the quarterly period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Duane Wormington, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Duane Wormington

Duane Wormington
Chief Financial Officer
May 15, 2003

CERTIFICATIONS

I, Duane Wormington, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2003, of Cannon Express, Inc. (“Company”);

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

DATE: May 15, 2003
/s/ Duane Wormington
Duane Wormington
Chief Financial Officer